Form 10-Q
period 1995-03-31
CST ENTERTAINMENT INC/DE/
filed 1995-05-15
CIK 771617

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                            ------------------------

                                   FORM 10-Q

     /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                                         OR

       / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM                  TO

                        COMMISSION FILE NUMBER  0-14613

                            CST ENTERTAINMENT, INC.
                   (FORMERLY CST ENTERTAINMENT IMAGING, INC.)
             (Exact name of registrant as specified in its charter)

             DELAWARE                      13-2614435
  (State or other jurisdiction of       (I.R.S. Employer
  Incorporation or organization)      Identification No.)

                      5901 GREEN VALLEY CIRCLE, SUITE 400
                         CULVER CITY, CALIFORNIA 90230
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (310) 417-3444
              (Registrant's telephone number including area code)

                                      N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

    The Registrant has 26,229,624 shares of common stock, par value $0.15 per share, issued and outstanding as of March 31, 1995.

    Total number of sequentially numbered pages in this document: 15

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                            CST ENTERTAINMENT, INC.

                          FORM 10-Q FOR QUARTER ENDED

                                 MARCH 31, 1995

                                     INDEX

                                                                                                          PAGE NO.
                                                                                                          ---------
PART I -- FINANCIAL INFORMATION
Item 1.    Balance Sheets at March 31, 1995 and June 30, 1994...........................................    4 - 5
           Statements of Operations for the Three Months Ended March 31, 1995 and 1994..................      6
           Statements of Operations for the Nine Months Ended March 31, 1995 and 1994...................      7
           Statements of Cash Flows for the Nine Months Ended March 31, 1995 and 1994...................    8 - 9
           Notes to Financial Statements................................................................     10
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations........   11 - 13

PART II -- OTHER INFORMATION
Item 1.    Legal Proceedings............................................................................     14
Item 2.    Changes in Securities........................................................................     14
Item 3.    Defaults upon Senior Securities..............................................................     14
Item 4.    Submission of Matters to a Vote of Securities Holders........................................     14
Item 5.    Other Information............................................................................     14
Item 6.    Exhibits and Reports on Form 8-K.............................................................     14
           Signature Page...............................................................................     15

                 (This page has been left blank intentionally.)

ITEM 1.  FINANCIAL STATEMENTS

                            CST ENTERTAINMENT, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                                      JUNE 30,   MARCH 31,
                                                                        1994        1995
                                                                     ----------  ----------
                                                                                 (UNAUDITED)
Current assets:
  Cash.............................................................  $  601,602  $  255,078
  Accounts receivable..............................................     608,399     748,130
  Work-in-process..................................................     466,086     769,300
  Prepaid expenses.................................................      54,332      39,489
  Current note receivable from officer.............................      15,000      15,000
                                                                     ----------  ----------
    Total current assets...........................................   1,745,419   1,826,997
                                                                     ----------  ----------
Property and equipment:
  Color conversion equipment.......................................   3,787,287   3,913,895
  Leasehold improvements and other equipment.......................   1,483,164   1,566,856
  Software.........................................................     951,070     878,466
                                                                     ----------  ----------
                                                                      6,221,521   6,359,217
Less accumulated depreciation......................................   4,064,204   4,922,514
                                                                     ----------  ----------
                                                                      2,157,317   1,436,703
                                                                     ----------  ----------
Other assets:
  Patent, net of accumulated amortization of $477,397 and
   $509,824........................................................      77,447      45,020
  Film library, net of accumulated amortization of $2,094,146 and
   $2,213,775......................................................   1,692,190   1,636,929
  Other assets.....................................................      27,024      27,024
  Long-term notes receivable from officers.........................     222,263     222,263
  Accounts receivable -- long-term.................................     324,940     324,940
                                                                     ----------  ----------
                                                                      2,343,864   2,256,176
                                                                     ----------  ----------
                                                                     $6,246,600  $5,519,876
                                                                     ----------  ----------
                                                                     ----------  ----------

                       See Notes to Financial Statements

                            CST ENTERTAINMENT, INC.
                           BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    JUNE 30,     MARCH 31,
                                                                      1994          1995
                                                                  ------------  ------------
                                                                                (UNAUDITED)
Current liabilities:
  Notes payable.................................................  $    503,752  $    494,499
  Accounts payable..............................................       265,035       193,319
  Accrued expenses..............................................       412,791       490,250
  Deferred income...............................................       340,940       801,405
  Commitments payable -- short-term.............................       560,172       174,258
                                                                  ------------  ------------
    Total current liabilities...................................     2,082,690     2,153,731
                                                                  ------------  ------------

Long-term liabilities:
  Commitments payable -- long-term..............................       280,086
                                                                  ------------  ------------
                                                                       280,086
                                                                  ------------  ------------

Stockholders' equity:
  Common stock, par value $0.15 per share; authorized 40,000,000
   shares; issued 24,974,631 and 26,229,624 shares..............     3,746,195     3,929,944
  Additional paid-in capital....................................    54,982,786    55,680,502
  Accumulated deficit...........................................   (54,845,157)  (56,244,301)
                                                                  ------------  ------------
                                                                     3,883,824     3,366,145
                                                                  ------------  ------------
                                                                  $  6,246,600  $  5,519,876
                                                                  ------------  ------------
                                                                  ------------  ------------

                       See Notes to Financial Statements

                            CST ENTERTAINMENT, INC.

                            STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 1994 AND 1995

                                  (UNAUDITED)

                                                                                        1994            1995
                                                                                   --------------  --------------
Revenue:
  Coloring income................................................................  $      770,860  $    1,211,330
  Licensing/royalty income.......................................................         887,425
  Other income...................................................................           3,358              23
                                                                                   --------------  --------------
                                                                                        1,661,643       1,211,353
                                                                                   --------------  --------------
Expense:
  Production.....................................................................         747,614         802,668
  Research and development.......................................................          47,016          52,656
  Depreciation and amortization..................................................          79,751         233,402
  Film library amortization......................................................         326,628           2,500
  General and administrative.....................................................         454,876         538,855
  Interest expense...............................................................           7,436           6,434
                                                                                   --------------  --------------
                                                                                        1,663,321       1,636,515
                                                                                   --------------  --------------
  Loss before extraordinary item.................................................          (1,678)       (425,162)
  Extraordinary item -- gain from forgiveness of debt............................         119,903
                                                                                   --------------  --------------
  Net profit (loss)..............................................................  $      118,225  $     (425,162)
                                                                                   --------------  --------------
                                                                                   --------------  --------------
Per share:
  Loss before extraordinary item.................................................  $        (0.00) $        (0.02)
  Extraordinary item.............................................................            0.01            0.00
                                                                                   --------------  --------------
  Net profit (loss) per share....................................................  $         0.01  $        (0.02)
                                                                                   --------------  --------------
                                                                                   --------------  --------------
  Weighted average number of common shares outstanding...........................      23,297,964      25,279,624
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                       See Notes To Financial Statements

                            CST ENTERTAINMENT, INC.

                            STATEMENTS OF OPERATIONS

                   NINE MONTHS ENDED MARCH 31, 1994 AND 1995

                                  (UNAUDITED)

                                                                                        1994            1995
                                                                                   --------------  --------------
Revenue:
  Coloring income................................................................  $    1,231,685  $    3,869,105
  Licensing/royalty income.......................................................         912,604         259,043
  Software sales income..........................................................                         500,000
  Other income...................................................................          10,839           2,663
                                                                                   --------------  --------------
                                                                                        2,155,128       4,630,811
                                                                                   --------------  --------------
Expense:
  Production.....................................................................       1,145,524       2,846,604
  Cost of software sold..........................................................                         432,772
  Research and development.......................................................         239,157         136,689
  Depreciation and amortization..................................................         710,047         890,738
  Film library amortization......................................................         331,628         119,629
  General and administrative.....................................................       1,243,584       1,569,527
  Interest expense...............................................................          18,575         128,386
                                                                                   --------------  --------------
                                                                                        3,688,515       6,124,345
                                                                                   --------------  --------------
    Loss before extraordinary item...............................................      (1,533,387)     (1,493,534)
    Extraordinary item -- gain from forgiveness of debt..........................         141,246          94,390
                                                                                   --------------  --------------
    Net loss.....................................................................  $   (1,392,141) $   (1,399,144)
                                                                                   --------------  --------------
                                                                                   --------------  --------------
    Per share:
      Loss before extraordinary item.............................................  $        (0.07) $        (0.06)
      Extraordinary item.........................................................            0.01            0.00
                                                                                   --------------  --------------
    Net loss per share...........................................................  $        (0.06) $        (0.06)
                                                                                   --------------  --------------
                                                                                   --------------  --------------
    Weighted average number of common shares outstanding.........................      22,254,557      25,108,792
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                       See Notes To Financial Statements

                            CST ENTERTAINMENT, INC.

                            STATEMENTS OF CASH FLOWS

                   NINE MONTHS ENDED MARCH 31, 1994 AND 1995

                                  (UNAUDITED)

                          INCREASE (DECREASE) IN CASH

                                                                                         1994            1995
                                                                                    --------------  --------------
Cash flows from operating activities:
  Net loss........................................................................  $   (1,392,141) $   (1,399,144)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
  Depreciation and amortization...................................................       1,041,675       1,010,366
  Expenses not requiring outlay of cash...........................................           7,500
  Non-cash revenue from commitments payable.......................................                        (666,000)
  Gain from forgiveness of debt...................................................        (141,246)        (94,390)
(Increase) decrease in operating assets:
  Accounts receivable.............................................................        (280,394)       (139,731)
  Work in process.................................................................        (264,601)       (303,214)
  Prepaid expenses................................................................         (18,194)         14,843
  Other assets....................................................................          (3,450)
  Accounts receivable-long-term...................................................        (187,381)
Increase (decrease) in liabilities:
  Accounts payable................................................................         (21,635)         22,674
  Accrued expenses................................................................         154,148          77,459
  Deferred income.................................................................         195,480         460,465
                                                                                    --------------  --------------
      Total adjustments...........................................................         481,902         382,472
                                                                                    --------------  --------------
    Net cash used in operating activities.........................................        (910,239)     (1,016,672)
                                                                                    --------------  --------------
Cash flows from investing activities:
  Additions to property and equipment.............................................      (1,095,605)       (210,300)
  Additions to capitalized software...............................................                        (360,168)
  Sales of capitalized software...................................................                         432,772
  Additions to film library.......................................................      (1,672,247)        (64,368)
  Additions to note receivables from officers.....................................        (180,000)
                                                                                    --------------  --------------
    Net cash used in investing activities.........................................      (2,947,852)       (202,064)
                                                                                    --------------  --------------
Cash flows from financing activities:
  Payments of notes payable.......................................................         (31,327)         (9,253)
  Proceeds from sales of restricted stock.........................................       3,200,000         860,971
  Proceeds from exercise of warrants and stock options............................         764,365          20,494
                                                                                    --------------  --------------
Net cash provided by financing activities.........................................       3,933,038         872,212
                                                                                    --------------  --------------
Net increase (decrease) in cash...................................................          74,947        (364,524)
Cash at beginning of period.......................................................         420,488         601,602
                                                                                    --------------  --------------
Cash at end of period.............................................................  $      495,435  $      255,078
                                                                                    --------------  --------------
                                                                                    --------------  --------------

                                  (Continued)

                            CST ENTERTAINMENT, INC.

                   NINE MONTHS ENDED MARCH 31, 1994 AND 1995

                                  (UNAUDITED)

                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                                             1994        1995
                                                                                           ---------  -----------

Cash paid during the nine months for interest............................................  $  18,395  $   135,886
                                                                                           ---------  -----------
                                                                                           ---------  -----------

       SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING & FINANCING ACTIVITIES

    NINE MONTHS ENDED MARCH 31, 1994

        The Company converted $56,250 of accounts payable into equity.

    The Company liquidated $1,398 of accrued expenses, $11,894 of notes payable and $127,954 of accounts payable through the forgiveness of debt.

    Included in prepaid expenses is a $22,500 payment to a vendor for services to be performed by the vendor. The $22,500 payment was satisfied by issuing restricted stock to the vendor.

    NINE MONTHS ENDED MARCH 31, 1995

        The  Company  liquidated  $94,390   of  accounts  payable  through   the
    forgiveness of debt.

                       See Notes to Financial Statements

                            CST ENTERTAINMENT, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 1995

1.  COMMENTS:
    In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the Company's financial position at March 31, 1995, the results of operations for the three and nine months ended March 31, 1995 and 1994 and the cash flows for the nine months ended March 31, 1995 and 1994. Although management of the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1994.

    The results of operations for the three and nine months ended March 31, 1995 are not necessarily indicative of the results of operations to be expected for the full year ending June 30, 1995.

    Certain prior period amounts have been reclassified to conform to current period's presentation.

2.  SOFTWARE SALES:
    Software sales income of $500,000 reflects the sale of the Company's animation software for $2.6 million. A unique aspect of the transaction is that the Company retains the exclusive rights to market and exploit the software to customers. $250,000 of the $2.6 million was paid in November 1994, $250,000 is to be paid in increments over the course of the 1995 calendar year and $2.1 million paid through the issuance of a note payable from receipts generated from the subsequent sales of software and payable no later than fifteen years from the date of issuance. Gross receipts derived from the exploitation of the software will be paid: First to each entity for approved costs incurred in connection with sale, purchase, marketing and licensing of the software; second, 30% to the Company, 38.5% to the pay-down of the $2.1 million note and 31.5% to the purchaser. After the note has been completely paid off, the gross receipts will be paid 93% to the Company and 7% to the purchaser. The Company received $19,500 in the quarter ended March 31, 1995.

    The Company's Board of Directors have been advised that the purchaser of the Software is Toreal Holdings Limited, a Canadian Company owned and controlled by two trusts for the benefit of the Gerald Shefsky family. At the time of this transaction, Mr. Shefsky was the Company's Chairman of the Board and CEO. Mr. Shefsky has advised the Company that he does not in any way own or control Toreal, nor is he a trustee of either of the trusts which own the shares of Toreal, nor does he in any way control either of the trusts. Mr. Shefsky has abstained from both considering and voting on the proposed sale to Toreal.

3.  SUBSEQUENT EVENTS:
    Subsequent to March 31, 1995 the Company entered into an agreement with Metro-Goldwyn-Mayer (MGM) which calls for the Company to invest in the colorization of seven black and white United Artists Pictures' films from the MGM and United Artists' library. In exchange, the Company will share with MGM in all new revenues resulting from the worldwide distribution of the color-converted titles. MGM/UA Telecommunications Group will handle distribution for international television markets, while MGM/UA Home Entertainment will manage the video release.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    RESULTS OF OPERATIONS

    Coloring revenue for the three and nine months ended March 31, 1995 increased almost two-fold and over three-fold, respectively, as compared to 1994. The improvement in the Company's operations is primarily due to: the Company operating three production shifts in 1995 as compared to two in 1994; a more experienced, faster producing production labor force in 1995; and the production of primarily television series work in 1995 as compared to 1994 when the majority of the Company's color conversion work was on feature length pictures and color effects.

    The decrease in Licensing/royalty income in 1995 is due to the March 94 quarter reflecting results of the Featurizations division first made for television movie licensing revenues. The Company did not complete any projects for its Featurizations division during the quarter or nine months ended March 31, 1995. During the quarter ended March 31, 1995, NBC TV licensed four 30-minute science fiction anthology segments from the Featurizations division.

    Software sales income of $500,000 reflects the sale of the Company's animation software for $2.6 million. A unique aspect of the transaction is that the Company retains the exclusive rights to market and exploit the software to customers. $250,000 of the $2.6 million was paid in November 1994, $250,000 is to be paid in increments over the course of the 1995 calendar year and $2.1 million paid through the issuance of a note, payable from receipts generated from the subsequent sales of software and payable no later than fifteen years from the date of issuance. Gross receipts derived from the exploitation of the software will be paid: first to each entity for approved costs incurred in connection with sale, purchase, marketing and licensing of the software; second, 30% to the Company, 38.5% to the pay-down of the $2.1 million note and 31.5% to the purchaser (identified in Note 2 above). After the note has been completely paid off, the gross receipts will be paid 93% to the Company and 7% to the purchaser.

    The average price per minute delivered decreased 20% and 28% in the quarter and nine months ended March 31, 1995 as compared to 1994. The difference is the result of the change in the Company's product mix whereby the majority of its deliverable color conversion work was on Color F/X projects (i.e. music videos and commercials) in 1994.

    Delivered minutes increased 104% and 166% in the quarter and nine months ended March 31, 1995 as compared to 1994. Minutes produced increased 61% and 83% in the quarter and nine months ended March 31, 1995 as compared to 1994. The increases in 1995 are attributable to the differences in the Company's operations in 1995 as compared to 1994 as described above.

    The ratio of cost of production to color conversion revenue decreased 22% and 60% in the quarter and nine months ended March 31, 1995 as compared to 1994 and is attributable the differences in the Company's operations in 1995 as compared to 1994 as described above.

    The average cost of minute produced decreased 21% and 23% in the quarter and nine months ended March 31, 1995 as compared to 1994 and is attributable the differences in the Company's operations in 1995 as compared to 1994 as described above.

    Research and development costs increased 12% and decreased 43% in the quarter and nine months ended March 31, 1995 as compared to 1994. The decreases are the result of the Company's research and development personnel in 1994 being deployed to provide alternative adaptions and enhancements of animation and coloring software.

    General and administrative expenses increased 18% and 26% in the quarter and nine months ended March 31, 1995, as compared to 1994. The increases are primarily the result of increased costs resulting from the employment of additional corporate personnel necessary in the Company's expansion into three additional operating divisions and the marketing of the Company's products associated with each of the divisions.

    Interest expense increased $109,811 in the nine months ended March 31, 1995 as compared to 1994. The increases are primarily the result of interest costs incurred in financing arrangements entered into in the nine months ended March 31, 1995 whereby Company receivables were sold at discounted values.

    Depreciation and amortization expense increased 193% and 25% for the quarter and nine months ended March 31, 1995. The increase is attributed to the allocation of depreciation and amortization expense to production products in the quarter and nine months ended March 31, 1994. Depreciation and amortization expense before capitalization to production products was $340,167 and $970,463 for the quarter and nine months ended March 31, 1994.

    The decrease in film amortization expense in the quarter and nine months ended March 31, 1995 is a direct result of amortization costs associated with licensing revenues earned in 1994.

    LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital position as of March 31, 1995 was a negative $326,734 as compared to a negative $560,586 as of March 31, 1994. The Company has experienced significant negative cash flows from operations and the Company's independent certified public accountants included an explanatory paragraph in their last fiscal year-end report with respect to the Company's ability to continue as a going concern.

    The following are the Company's plans for improving operations: securement of production work; securement of working capital; production capacity expansion; development of Featurization products and other products for its own library; expansion of the Company's Color FX division; animation "inking and painting" production; and animation software sales.

    The Company has secured some contracts for color conversion work. The Company continues to negotiate for contracts on substantial amounts of color conversion work. Future color conversion revenues and profits are dependent upon the successful attainment of these contracts, neither of which can be assumed.

    During the nine months ended March 31, 1995, the Company completed the color conversion of two pictures for credit under its commitment obligation and recognized revenue of $666,000.

    During the nine months ended March 31, 1995, the Company expended $210,300 on property and equipment consisting of $42,505 in leasehold improvements and $167,795 of computer and video equipment. The Company anticipates it will have capital expenditures over the next twelve months of $500,000 for additional work-stations and/or upgrade of current work-stations.

    The Company expended $289,223 on the adaption of animation software for alternative uses and $70,945 on the enhancement of coloring software in the nine months ended March 31, 1995. The Company expects to devote additional resources in the current fiscal year for the production and enhancements of its proprietary software.

    During the nine months ended March 31, 1995, the Company did not complete any productions for its film library. The Company anticipates future expenditures of $3 to $4 million over the next twelve months for future library products.

    The Company raised $860,971 through private placements for the nine months ended March 31, 1995. Should the Company be successful in obtaining the contracts currently under negotiation, the Company anticipates cash flows from operations to be positive over the next twelve months. The Company believes it will cover any needed cash requirements over the next twelve months through operating cash flow, pre-sales of its library products, sales of software products, placements of the Company's equity securities or other financing arrangements which the Company is currently pursuing.

    The Company received proceeds of $20,494 from the exercise of stock options. The Company does not anticipate significant amounts of warrants or employee stock options will be exercised in 1995 as the majority of the Company's outstanding warrants and options are at an exercise price greater than the current market price of the Company's common stock.

    Future color conversion revenues and profits are dependent upon the successful attainment of contracts currently in negotiations. The Company has not yet attained operating profitability. There can be no assurance that the Company's efforts will be sufficiently successful to ensure the ultimate viability of the Company.

                          PART II -- OTHER INFORMATION

Item 1.    Legal Proceedings. None.
Item 2.    Changes in Securities. None.
Item 3.    Defaults upon Senior Securities. None.
Item 4.    Submissions of Matters to a Vote of Security Holders. None.
Item 5.    Other Information. None.
Item 6.    Exhibits and Reports on Form 8-K. None.

                                   SIGNATURES

    Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CST ENTERTAINMENT, INC.

                                                  /s/ JONATHAN D. SHAPIRO
                                          --------------------------------------
                                                   JONATHAN D. SHAPIRO
                                                    VICE PRESIDENT AND
                                                 CHIEF EXECUTIVE OFFICER

                                                   /s/ JEFFREY M. JACOBS
                                          --------------------------------------
                                                    JEFFREY M. JACOBS
                                                        CONTROLLER

May 12, 1995