Form 10-K/A
period 1994-06-30
CST ENTERTAINMENT INC/DE/
filed 1995-09-18
CIK 771617

                               UNITED STATES
                       SECURITIES EXCHANGE COMMISSION
                           Washington D.C. 20549
                               FORM 10-K/A-2

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [fee required]
                   FOR THE FISCAL YEAR ENDED JUNE 30, 1994

                                     OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [no fee required]
                    For the transition period from____to_____

                        Commission File Number 0-14613

                        CST ENTERTAINMENT IMAGING, INC.
              (Exact name of registrant as specified in its charter)

                 Delaware                                      13-2614435
       (State or other jurisdiction of                      (I.R.S. Employer
        incorporation or organization)                      Identification No.)

        5901 Green Valley Circle, Suite 400, Culver City, California  90230
            (Address of principal executive offices)          (Zip Code)

        Registrant's telephone number including area code    (310) 417-3444

            Securities registered pursuant to Section 12(b) of the Act:
                                      None
            Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock Par Value $0.15 Per Share

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes X.  No.    .
                                               ---     ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

    The aggregate market value of the voting common stock held by non-affiliates, based upon the last reported sale price of the Common Stock on the American Stock Exchange on September 19, 1994, was approximately $28,124,577.

    As of September 19, 1994, there were 24,999,624 shares of common stock outstanding.

    DOCUMENTS INCORPORATED BY REFERENCE: The information required by Part III of Form 10-K is incorporated herein by reference to the registrant's definitive Proxy Statement relating to its 1994 Annual Meeting of Stockholders which will be filed with the Commission within 120 days after the end of the registrant's fiscal year.

AMENDMENT:

    To amend the Company's June 30, 1994, Form 10-K/A to revise footnote disclosure on Note #2 of the Company's financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    WORK-IN-PROCESS: Work-in-Process is stated at the lower of cost or market, not to exceed net realizable value.

    PROPERTY AND EQUIPMENT AND DEPRECIATION: Property and equipment relating to the Company's digital coloring system, including capitalized software and other equipment, is carried at cost and is depreciated by the straight-line method over the estimated useful life of three years. Leasehold improvements and video equipment are being depreciated by the straight-line method over the estimated useful life of five years.

    CAPITALIZED SOFTWARE:   Unamortized capitalized computer software costs was
$507,451 at June 30, 1993 and $446,621 at June 30, 1994. Amortization expense of capitalized computer software was $33,796, $217,678 and $252,975 for the three years ended June 30, 1992, 1993 and 1994.

    PATENT: Cost incurred in acquiring the patent are being amortized on a straignt-line basis over the remaining life of the patent, which expires in 1996.

    FILM LIBRARY: The Company's film library is carried at the lower of cost or estimated net realizable value. The film library costs primarily include the rights to acquire the film and internally generated costs of production and colorization. The film library is evaluated periodically and when management determines cost are not recoverable, the library is written down to net realizable value. The film library was written down in 1992 by $893,180 to $181,838 and in 1993 by $101,838 to $40,000, its estimated net realizable values. The Company utilizes no more than five years in the projection of future revenues for purposes of evaluating recoverability of film costs.

    The Company's films are generally colorized public domain films and specials that are generally released, first, in the domestic television market, second, in the international markets, and, third, in the domestic cable and home video markets. Based on the Company's estimates of revenue as of June 30, 1994 approximately 88% of unamortized film costs applicable to released films will be amortized during the three years ending June 30, 1997. The Company utilizes the individual-film-forecast-computation method in the amortization of its film library. The Company anticipates the release of its three films which were completed in fiscal 1994 to occur in fiscal 1995. The Company's film library consists of twenty films, all of which have been released as of June 30, 1994, except for the three previously mentioned.

     REVENUE RECOGNITION: Revenues are recognized when color converted projects are completed and shipped. Deferred income arises as a result of prepayments on contracts in progress. Revenues and related expenses from television and video licensing agreements are generally recognized on the date the film is available for broadcasting by the licensee. Revenues from royalties are recognized upon receipt.

     NET LOSS PER SHARE: Net loss per share is based on the weighted average number of shares of common stock outstanding during each year, exclusive of common share equivalents which, for the years presented, would be anti-dilutive.