Form 10-K
period 1995-06-30
CST ENTERTAINMENT INC/DE/
filed 1995-09-28
CIK 771617

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                            ------------------------

                                   FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1995

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
              FOR THE TRANSITION PERIOD FROM          TO

                         COMMISSION FILE NUMBER 0-14613

                            ------------------------

                            CST ENTERTAINMENT, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                   13-2614435
  (State or other jurisdiction of     (I.R.S. Employer
   incorporation or organization)      Identification
                                            No.)

5901 GREEN VALLEY CIRCLE, SUITE 400,        90230
      CULVER CITY, CALIFORNIA            (Zip Code)
  (Address of principal executive
              offices)

      (Registrant's telephone number including area code): (310) 417-3444

                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock Par Value $0.15 Per Share

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting common stock held by non-affiliates, based upon the last reported sale price of the Common Stock on the American Stock Exchange on September 15, 1995, was approximately $22,928,403.

    As of September 15, 1995, there were 26,203,890 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The information required by Part III of Form 10-K is incorporated herein by reference to the registrant's definitive Proxy Statement relating to its 1995 Annual Meeting of Stockholder which will be filed with the Commission within 120 days after the end of the registrant's fiscal year.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART 1

ITEM 1.  BUSINESS

    GENERAL:

    CST Entertainment, Inc., (the "Company") is the pioneer in the electronic conversion of black-and-white videotape to color. For the past three to four years the Company has been restructuring its debt and cutting expenses. In recent years, the Company restructured or paid off significant portions of its debt, reduced overhead, raised working capital and upgraded its original analog color conversion system to a state-of-the-art digital system. In 1994, the Company engaged a new president and divided itself into four divisions: CST Coloring ("Coloring"), colorizing old black-and-white productions; CST Color F/X ("Color F/X") -- coloring new black-and-white productions; CST Featurizations ("Featurizations") -- unique blend of new and/or old color and black-and-white productions; and CST Computoons ("Computoons") -- the Company's animation ink and paint, composite and software division. The Company is engaged in two principal business segments: conversion of black-and-white videotape to color and film licensing/royalty. See below for further description. Certain of the divisions generate revenues in each of the business segments.

    The Company began color conversion operations in 1983. In October 1986, the Company entered into the film distribution business, when it purchased a film library for approximately $11.5 million. Anticipated revenues from the library were never realized and the Company defaulted on a note which was collateralized by the film library. In September 1989, the note-holder purchased the library and related assets for $3.75 million in a foreclosure sale. The Company at this time was working on restructuring itself and was able to maintain operations and cash flows only because of the concessions and cooperation of its creditors and customers. In May 1990, the Company's backlog of business was depleted and the Company was forced to lay-off virtually all of its employees. In November 1990, Chairman of the Board, Gerald Shefsky relocated from Canada to devote his full attention as Chief Executive Officer. Since Mr. Shefsky's relocation, the Company has raised $14 million of working capital, replaced its analog coloring system with a superior digital system and consummated agreements to restructure $26.3 million of debt into $7.5 million with $11.1 million converted into equity and $7.7 million relieved through debt forgiveness. Such accomplishments have helped in transforming stockholders' equity from a negative $17.2 million in June 1989 to a positive $3.4 million in June 1995. In February 1995, Mr. Shefsky relocated back to Canada in conjunction with his relinquishment as CEO.

    The Company completed its restructuring during fiscal 1994 and currently is continuing to expand and diversify its business base, securing production work and generating products for its own library. To accomplish these goals, in 1994 the Company engaged a new president and divided itself into four divisions. The Company's new President and Chief Operating Officer, Jonathan D. (Jody) Shapiro, became Chief Executive Officer in December 1994. During fiscal year 1995, Mr. Shapiro negotiated a multi-million dollar colorizing deal with Metro-Goldwyn-Mayer/United Artists
("MGM/UA"), completed an approximately $2 million contract for colorizing 71 "The Little Rascals" episodes, transacted to colorize 38 episodes of Warner Brothers 1930's cartoons, entered into a licensing agreement with NBC Entertainment for certain CST library products, and involved the Company in its first television series airing on The Fox Television Network. In addition, the Company also completed the first sale of its animation software. The Company is currently in negotiations for production work in all four divisions. Due to recent marketing efforts and the improved quality of completed products, the Company anticipates continued growth in all of its divisions.

   BUSINESS SEGMENTS (ALSO SEE NOTE 18 TO THE FINANCIAL STATEMENTS WHICH IS INCORPORATED HEREIN BY REFERRED):

    The Company's primary line of business is the electronic conversion of black-and-white videotape into color.

    The Company's second line of business is the licensing and distribution of its film library. The Company also retains a participatory interest in color converted material owned by other entities. Revenues generated by products produced in the Company's Featurizations and Computoons divisions would generally be reflected under this segment as well as revenues generated from the sale of colorized public domain movies. The Company reflects revenues from this segment as licensing/ royalty income.

    In February 1993, the Company entered into a subcontracting agreement and a joint venture agreement with a third-party in an effort to penetrate the European color conversion market. The Company and its joint venturer each own half of the joint venture. The Company has the exclusive right to color convert materials for the joint venture for a fee equal to two-thirds of the fee charged by the joint venture to its color conversion customers. The Company has equal rights to accept or reject projects submitted to the joint venture and the contract price for projects. The joint venture is responsible for all pre-production, art and post production work. The Company is responsible for only the color conversion. As equal owners, the Company and its joint venturer will share equally in any profits generated from the joint venture. In 1993, the joint venture conducted limited operations in Paris, France which have since been discontinued. In 1994 and 1995, the joint venture's operations were minimal. The Company believes it has no further obligation under the terms of the joint venture agreement.

    DESCRIPTION OF BUSINESS:

    PRINCIPAL PRODUCTS: The Company's principal product is the electronic conversion of black-and-white videotape into color. The principal customers of the Company are U.S. and international owners of black-and-white product, usually movie and television studios, for the Coloring and Featurizations divisions. The principal customers for the Color F/X division are advertising agencies, music video production companies and producers of new television programs. The color converted product is normally distributed through television and cable stations and also through home video. The Company has suffered technical, production and economic setbacks in the past. The Company operated at a loss for 1995 (see Statements of Operations for net loss for the three years ended June 30, 1995). In 1995, the Company financed operations and cash flow primarily through private placements of equity. The Company continues to refine its color conversion system and has completed its animation software for the Computoons division.

    SOURCES OF RAW MATERIALS: The amount of old black-and-white product in the world is a finite number. The Company does not believe it will color convert so much product as to deplete the sources of old black-and-white product valuable enough to color convert. The growth of new product produced in black-and-white for Color F/X increased dramatically in 1994 and 1995. Recently, the Company has seen an increase in domestic and international entities interested in color conversion.

    PATENTS: The Company's color conversion system is covered by two patents. The Company expects to file for patent and copyright protection on all products, software codes and materials it creates. There can be no assurance that the Company's current patents, or future patents and/or copyrights, if challenged, will be upheld, nor can there be any assurance that a prospective competitor will not be able to develop the means of bypassing claims covered by these patents. Although the Company does not believe that the loss of its patents would impair its ability to achieve successful operations, the loss of its patents might facilitate the entry of future competitors into the Company's markets. Because the Company's patents are not and can no longer be registered in foreign countries, the Company has no protection under these patents outside the United States. In August 1995, the Company filed for new patents based on new significant coloring conversion development.

    PRIMARY CUSTOMERS: The Company's primary customers for the year ended June 30, 1993 were Turner Entertainment, Inc. and International Creative Exchange. The Company completed its contract with Turner in October 1992 and has not provided color conversion work for Turner since that time. The Company had other major customers in fiscal 1993 through 1995 as described in Note 1 to the Financial Statements, which is incorporated herein by reference.

    BACKLOG: The Company continues to have discussions with numerous entities for production work in all four of its divisions. As of September 1995, the Company believes it has a firm sales backlog of almost $4 million, a portion of which is expected to be realized in revenues in 1996. Also as of September 1995, the Company is in negotiations for over $20 million of production work, a portion of which is expected to be realized in 1996. There can be no assurance that the Company will be able to materialize these verbal indications in the form of written contracts. At the same time last year, the Company had verbal indications of $10 million of which approximately $3 million was realized in 1995.

    COMPETITION: The Company's primary competition in the color conversion business was American Film Technologies, Inc. ("AFT"). AFT filed for bankruptcy in fiscal 1994 and, to the best of the Company's knowledge, is no longer providing coloring service. The Company does not know of any other major competitors.

    RESEARCH AND DEVELOPMENT: The Company began research and development of the digital coloring system in 1990. In December 1991, the Company substantially completed the software development and installation and production operation began. The Company continues to improve and modify the system in order to increase production and quality. During fiscal 1993 and 1994, the Company completed its first product developed by its animation software. Subsequent to this, the Company has been capitalizing animation software costs. See Statements of Operations for research and development expenses and Statements of Cash Flows for capitalized software costs incurred in the three years ended June 30, 1995 and Management's Discussion & Analysis of Financial Condition & Results of Operations.

    EMPLOYEES: As of June 30, 1995, the Company employed approximately 140 full-time employees, consisting of 15 administrative personnel and officers, five post production personnel, two maintenance personnel, six engineers and approximately one-hundred twelve color conversion operations personnel. The Company expects it will hire additional employees as needed.

ITEM 2.  PROPERTIES

    The Company's operations, including all production, engineering and executive offices, are located at its 18,024 square foot facility at 5901 Green Valley Circle, Suite 400, Culver City, California 90230. The lease commenced on February 1, 1993 and was amended on April 28, 1994 for additional space beginning October 1, 1994. The lease terminates September 30, 1999 and may be extended another one to five years. The Company believes its facility is adequate for its current and future production capacity.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is a party to various other legal proceedings, all of which are considered routine and incidental to the business of the Company and are not material to its financial condition and operations. The Company is not a party to any litigation which is expected to have a material adverse effect upon the Company's financial condition or results of operations.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's stock is listed on the American Stock Exchange under the symbol CLR. The following table sets forth the high and low sale prices reported on the American Stock Exchange for the period from July 1993 through June 1995.

                                                     FISCAL 1994        FISCAL 1995
                                                   ----------------  -----------------
                                                    HIGH      LOW     HIGH      LOW
                                                   -------  -------  -------  --------
First Quarter.....................................   3        1 7/8    1 1/2       1
Second Quarter....................................   3 5/8    2 1/8    1 3/8       3/4
Third Quarter.....................................   2 9/16   1 9/16   1 1/2       15/16
Fourth Quarter....................................   2        1 1/8    1 1/8       3/4

    On September 15, 1995, the last sale price for the Common Stock, as reported on the American Stock Exchange, was $ 7/8 per share. As of September 15, 1995, there were 706 holders of record of shares of the Common Stock.

    The Company has never paid any cash dividends on its Common Stock and anticipates that for the foreseeable future all earnings, if any, will be retained for use in its business.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                      YEAR ENDED JUNE 30,
                                         ------------------------------------------------------------------------------
                                              1991            1992            1993            1994            1995
                                         --------------  --------------  --------------  --------------  --------------
STATEMENT OF OPERATIONS DATA:
  Coloring revenue.....................  $    3,286,800  $    3,758,900  $    3,703,122  $    2,242,101  $    4,913,136
  Total revenue........................       4,038,511       4,764,573       3,752,106       3,337,268       6,122,164
  Production Expense...................       2,762,867       3,273,761       3,199,653       1,660,842       3,487,089
  Research & development expense.......         269,941         157,464         388,568         289,379         192,253
  Other expenses.......................       4,322,546       4,363,820       3,415,027       3,279,895       3,902,766
  Loss before extraordinary item.......      (3,316,843)     (3,030,472)     (3,251,142)     (1,892,848)     (1,459,944)
  Loss before extraordinary item per
   share...............................           (0.31)          (0.21)          (0.18)          (0.08)          (0.06)

BALANCE SHEET DATA:
  Current assets.......................         330,994       1,023,522         649,878       1,745,419       1,803,814
  Total assets.........................       2,990,207       3,914,656       2,862,251       6,246,600       5,417,045
  Current liabilities..................       9,286,781       1,987,896       1,829,836       2,082,690       2,030,790
  Long-term obligations................       1,404,386       1,670,947         560,172         280,086        --
  Stockholders' equity (deficiency)....      (7,700,960)        255,813         472,243       3,883,824       3,386,255

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    RESULTS OF OPERATIONS

    For the year ended June 30, 1995, the Company reported an operating loss of $1.5 million as compared to an operating loss of $1.9 million in fiscal 1994 and $3.3 million in fiscal 1993. The 1994 results are primarily the result of operating the colorization facility at less than optimum capacity in the first half of the 1994 year as the Company lacked a sustainable backlog of business. In the second half of 1994, the Company expanded 20%, began operating at full capacity and has shown improvements in its operations. The first half of the 1994 year accounted for 81% of the total 1994 operating loss.

    For the past four to five years, the Company has been restructuring its debt and cutting expenses. In 1995, the Company's strategy has been the continued diversification of its business, the securement of contracts for production work and the generation of products for its own library. In 1994, the Company engaged a new president and divided itself into four divisions: CST Coloring ("Coloring") -- colorizing old black-and-white productions; CST Color F/X ("Color F/X") -- colorizing new productions which are purposely shot in black-and-white so as to take advantage of the Company's unique coloring abilities; CST Featurization ("Featurizations") -- unique blend of new and/or old color and black-and-white productions; and CST Computoons ("Computoons") -- the Company's new animation ink and paint, composite and software division. In 1995, the Company was successful in securing numerous Coloring contracts and Color F/X Contracts, including approximately $2.0 million for coloring 71 episodes of "The Little Rascals" and 38 episodes of Warner Brothers 1930's cartoons. It also created and sold its second Featurizations product, the NBC made-for-television Science Fiction Anthology "Attack of the Killer B Movies." Additionally, the Company completed its first television series project, which included over one hundred minutes of digital special effects. In 1995, 60% of the Company's total revenues were derived from the Coloring division, 20% from the Color F/X division, and 12% from the Featurizations division. The Company is currently in the process of producing and pre-selling other Featurizations products. The Computoons division is currently developing several animation products and completed the development of its animation software. Revenues are expected to be generated from the Computoons division in 1996. The Company is currently in negotiations for additional contracts in all of these divisions. Future revenues and profits are dependent on the successful attainment of these contracts.

    Delivered minutes increased 156% in 1995 as compared to 1994 and decreased 44% in 1994 as compared to 1993. In the second half of 1994 and for all of 1995, the Company operated approximately thirty-two work-stations on three eight hour shifts. In the first half of 1994, the Company operated approximately twenty-three work stations on two eight hour shifts.

    The average price per minute delivered in 1995 decreased 13% as compared with 1994. The decrease is attributed to a change in the product mix whereby the majority of its deliverable color conversion work was on Color F/X projects in 1994. Although Color F/X revenue increased in total in 1995, the increase in coloring revenue was much more substantial. The average price per minute delivered in 1994 increased 44% as compared to 1993. The increase is attributed to the higher price per minute charged in the Color F/X division and also an overall trend towards increased coloring rates as the Company's only major competitor in the coloring business filed for bankruptcy. The Company anticipates the average price per minute will be consistent or increase slightly in 1996 as compared to 1995.

    In addition to coloring revenue, the Company earns licensing/royalty revenue on its film library which consists primarily of one Wyatt Earp television special, three colorized public domain motion pictures, fifteen color converted John Wayne movies (798 minutes color converted in 1990), a television special on the Three Stooges (completed in 1991) and a Science Fiction Anthology of colorized public domain movies. Licensing/royalty revenue is comprised of guaranteed advances or remittances from television and video distributors on the Company's library. Distributors recoup advances from the sales of the films before remitting additional payments to the Company. Licensing/royalty revenues were $706,268 in 1995, $939,605 in 1994 and $31,366 in 1993. Revenue from library products was 12% of the total revenue for 1995. The Company anticipates continuing growth in licensing/ royalty revenues as it produces additional work for its own library. Subsequent to year end, the Company entered into an agreement to produce additional Science Fiction movies for foreign distribution (See Note 1).

    The Company revalued its film library in 1993 which resulted in a write-down of $10,838. The film library's estimated net realizable value at June 1995 of $1,878,010 is anticipated to be realized over the next five years.

    Software sales income of $500,000, representing 8% of total revenues, reflects the sale of the Company's first completed animation software to a related party. The total selling price of the software is $2.6 million. $300,000 of the $2.6 million was collected during fiscal year ended June 30, 1995, $200,000 is to be received in the remainder of the calendar year, and $2.1 million paid through the issuance of a note payable from receipts generated from the subsequent sales of software and payable to the Company no later than fifteen years from the date of issuance. Gross receipts derived from the exploitation of the software will be paid: First to each entity for approved costs incurred in connection with the sale, purchase, marketing and licensing of the software; second, 30% to the Company, 38.5% to the pay-down of the $2.1 million note and 31.5% to the purchaser. After the note has been completely paid off, the gross receipts will be paid 93% to the Company and 7% to the purchaser. The Company has not recorded the $2.1 million note receivable as it is contingent upon the generation of future sales. As such, any additional proceeds from this transaction will be recognized as revenue when received. A unique aspect of the transaction is that the Company retains the exclusive rights to market and exploit the software to customers.

    Gain on sale of equipment in 1993 resulted from the sale of equipment associated with the discontinuation of the Company's analog color conversion system.

    Other income in 1994 is primarily the result of a judgment in favor of the Company in regards to sales and use tax previously paid to the State Board of Equalization.

    Color conversion production minutes increased 39% in 1995 as compared to 1994 and decreased 23% in 1994 as compared to 1993. Total cost of production increased 40% in 1995 as compared to 1994 and decreased 2% in 1994 as compared to 1993. The increase in 1994 and the decrease in 1993 correspond to the decrease and increase in minutes delivered and are explained by production down-time and stations operating as more fully described above.

    The ratio of total cost of production to total coloring revenue decreased 44% from 1994 to 1995 and increased 40% from 1993 to 1994. The increase in 1994 is the result of non-utilization of full production capacity in the first half of 1994 and production of color F/X products which require a greater amount of production detail and time. The increase in 1995 is primarily the result of unexpected costs incurred in the colorizing of "The Little Rascals" and Warner Brothers projects.

    Research and development expense decreased 34% in 1995 as compared to 1994 and decreased 26% in 1994 as compared to 1993. In 1994 and 1995, resources were expanded on the development of animation software and color conversion software. In 1994, resources expended on animation software were capitalized subsequent to January 1994. In 1993, resources expended on the production of color conversion software were capitalized. Expenditures for the further development and enhancements of animation and color conversion software are expected to continue in 1996.

    Film library amortization expense decreased slightly in 1995, as the Company recognized amortization expense on film library products which were sold during the 1994, and 1995 year. The decrease is due to the timing of the revenue streams and recognition of the related amortization expense recorded in accordance with SFAS No. 53.

    General and administrative expenses increased 10% in 1995 as compared to 1994, due to the employment of additional corporate personnel hired during 1994 and thus employed for the entire 1995 year. Also, the Company obtained additional insurance coverage during the fiscal year ended June 30, 1995. General and administrative expenses increased 38% in 1994 as compared to 1993, due to the employment of additional corporate personnel. General and administrative expenses are expected to remain stable in 1996 as compared to the 1995 level.

    Interest expense increased $117,520 in 1995, compared to 1994. The increase is primarily the result of interest costs incurred in financing arrangements entered into whereby the Company's receivables were sold at discounted values. Interest expense did not change significantly from 1993 to 1994. Interest expense decreased 82% in 1993 as compared to 1992 and is primarily the result of debt restructurings and decreasing notes payable balances.

    Accounts receivable -- long-term write-down of $819,750 in 1993 resulted from a change in terms of a receivable guaranteed to be paid by a customer in four years. In March 1993, the Company and the customer agreed to convert the guaranteed receivable into an immediate 55% revenue participation in the first $900,000 of domestic net receipts and a 35% revenue participation for a period of twenty-five years thereafter in the domestic distribution sales of fifty episodes of a television series color converted for the customer. Because of the uncertainty that such revenue participation will occur, the $819,750 was written off.

    LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital deficiency was $226,976 at June 30, 1995 as compared to $337,271 at June 30, 1994. Losses from operations were $1,459,944 in 1995, $1,892,848 in 1994 and $3,251,142 in 1993. The Company has experienced significant negative cash flows from operations for the past three years. The Company's independent certified public accountants have included an explanatory paragraph in their report with respect to the Company's ability to continue as a going concern.

    The following are the Company's plans to improve its liquidity; secure contracts for the Coloring, Color F/X, Featurizations and Computoons divisions; raise additional working capital; and the production and subsequent sale of product in its own library. There can be no assurance that such efforts will be sufficiently successful to ensure the ultimate viability of the Company.

    The Company is currently in negotiations for production work in excess of $25 million in its various divisions, a portion of which the Company expects to be consummated in fiscal 1996.

    Cash flows from operating activities improved by approximately $.8 million from 1994 to 1995 due to significantly more activity in process by the Company at fiscal year ended June 30, 1995. This includes increases in accounts payable (approximately $.2 million) and work in process (approximately $.7 million). The Company also reduced its commitments payable (approximately $.7 million) and collected a long-term receivable. Additionally, the Company's net loss for the year was approximately $.4 million less than in 1994.

    Cash flows from investing activities improved over $2.7 million from 1994 to 1995, due mainly to substantially less expenditures for property, plant, and equipment (approximately $1 million) and for its film library (approximately $1.3 million). Cash flows for 1995 were generally consistent with 1993.

    Cash flows from financing activities decreased approximately $4.2 million due to significant decreases in proceeds from private placements and warrant exercises. Cash flows from financing activities increased from 1993 to 1994, due to more sales of private placements and the exercising of warrants.

    The Company's accounts receivable, non-current balance from 1994 to 1995 decreased $187,381, which is the result of a financing arrangement entered into whereby the receivable was sold at a discounted value.

    The Company's work-in-process increased $695,782 in 1995 as compared to 1994. At June 30, 1995, the Company had produced $823,198 of coloring product that had not been processed through the Company's quality assurance department and therefore, had not been delivered to the customer. Revenue will be recognized from this work-in-process in fiscal 1996 and 1997.

    Deferred income increased $152,147 in 1995 as compared to 1994, and is primarily the result of pre-payments on undelivered coloring product.

    The Company completed the color conversion of two pictures for credit under its commitments obligation and recognized coloring income of $666,000. Subsequent to year end, the Company completed its final picture under the commitment obligation.

    In 1995, the Company expended $217,888 on property and equipment consisting primarily of completion of the new in-house edit bay and an upgrade of the Company's main computer processor. The Company anticipates it will have capital expenditures over the next twelve months of $200,000 to $400,000 for additional work-stations and/or upgrade of current work-stations.

    In 1995, the Company expended approximately $413,000 on its film library for the Featurizations division. The new additions to the film library are four science fiction movies for Featurizations color converted public domain movies. The Company anticipates future expenditures of $3 - $5 million over the next twelve months for future library products.

    In 1995, the Company capitalized $467,084 of resources which were devoted to the production of animation software.

    In 1995, the Company issued a note receivable in the amount of $15,000 to a former officer of the Company, which has been liquidated in exchange for consulting services. In 1994, the Company issued four notes receivable in the amount of $272,263 to officers of the Company, $65,000 of which has either been collected or liquidated in exchange for consulting services.

    The Company raised $847,491 through private placements in 1995. Should the Company be successful in obtaining the contracts currently under negotiation, the Company anticipates cash flows from operations to be positive in 1996. The Company believes it will cover any needed cash requirements, such as capital expenditures and production of library products for its own account, over the next twelve months through operating cash flow, pre-sales of its library products, placements of the Company's equity securities or other financing arrangements which the Company is currently pursuing. The Company anticipates $3 to $5 million will be needed for the production of future library products and capital expenditures over the next twelve months, although the amount could be adjusted based on production orders.

    The Company received proceeds of $20,494 from the exercise of employee stock options in 1995. The Company does not know if significant amounts of warrants or employee stock options will be exercised in 1996. Most of the Company's outstanding warrants and stock options are at exercise prices greater than the current market price of the Company's common stock.

    Effective July 1, 1993, the Company adopted Statement of Financial Standards ("SFAS") No. 109, Accounting for Income Taxes. Implementation of SFAS No. 109 did not have a significant impact on the Company's results of operations or financial position. As of June 30, 1995, the Company has significant amounts of net operating loss carry-forwards and other tax credits (see Note 17 to the Financial Statements) which result in deferred tax assets. It is not possible at this time to determine that the realization of the deferred tax assets is more likely than not; accordingly, a valuation reserve has been established for the full amount.

    Future revenues and profits are dependent upon the successful attainment of contracts currently in negotiations. There can be no assurance that the Company's efforts will be sufficiently successful to ensure the ultimate viability of the Company.

    Management believes that inflation has not had a significant impact on the Company's costs and prices during the past three years.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

                 REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
CST Entertainment, Inc.

    We have audited the accompanying balance sheets of CST Entertainment, Inc., as of June 30, 1995 and 1994 and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1995. We have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CST Entertainment, Inc., as of June 30, 1995, and 1994, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles.

    Also in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has suffered significant recurring losses and negative cash flows from operations and has a working capital deficiency of $226,976 at June 30, 1995. These factors, among others discussed in Note 1, raise substantial doubt about its ability to continue as a going concern. There is no assurance that the Company will be able to realize its recorded assets and liquidate its liabilities in the normal course of business. Management's plans in regards to these matters are described in Note 1. The financial statements and schedule do not include any adjustments that might result from the outcome of this uncertainty.

    Effective July 1, 1993, the Company adopted Statement of Financial Standards ("SFAS") No. 109, Accounting for Income Taxes. Implementation of SFAS No. 109 did not have a significant impact on the Company's results of operations or financial position.

                                          BDO SEIDMAN, LLP

Los Angeles, California
September 11, 1995

                            CST ENTERTAINMENT, INC.
                                 BALANCE SHEETS
                                     ASSETS

                                                                                             JUNE 30,
                                                                                 --------------------------------
                                                                                      1994             1995
                                                                                 ---------------  ---------------
Current assets:
  Cash.........................................................................  $       601,602  $        24,694
  Accounts receivable, net (Note 4)............................................          608,399          368,868
  Work-in-process (Note 2).....................................................          466,086        1,161,868
  Prepaid expenses.............................................................           54,332           33,384
  Receivable from related parties (Notes 3 and 9)..............................           15,000          215,000
                                                                                 ---------------  ---------------
                                                                                       1,745,419        1,803,814
                                                                                 ---------------  ---------------
  Property and equipment (Notes 2 and 3):
    Color conversion equipment.................................................        3,787,287        3,896,789
    Leasehold improvements and other equipment.................................        1,483,164        1,591,550
    Capitalized software.......................................................          951,070          985,382
                                                                                 ---------------  ---------------
                                                                                       6,221,521        6,473,721
  Less accumulated depreciation and amortization...............................        4,064,204        5,118,680
                                                                                 ---------------  ---------------
                                                                                       2,157,317        1,355,041
                                                                                 ---------------  ---------------
Other assets:
  Accounts receivable -- long term (Note 5)....................................          324,940          137,559
  Notes receivable from officers (Note 9)......................................          222,263          192,263
  Patent, net of accumulated amortization of $477,397 and $520,633 (Note 2)....           77,447           34,211
  Film library, net of accumulated amortization of $2,094,146 and $2,340,275
   (Note 2)....................................................................        1,692,190        1,878,010
  Other assets.................................................................           27,024           16,147
                                                                                 ---------------  ---------------
                                                                                       2,343,864        2,258,190
                                                                                 ---------------  ---------------
                                                                                 $     6,246,600  $     5,417,045
                                                                                 ---------------  ---------------
                                                                                 ---------------  ---------------
                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable (Notes 6 and 10)...............................................  $       503,752  $       492,430
  Accounts payable.............................................................          265,035          333,163
  Accrued expenses (Note 7)....................................................          412,791          537,852
  Deferred income (Note 2).....................................................          340,940          493,087
  Commitments payable -- short-term (Note 13)..................................          560,172          174,258
                                                                                 ---------------  ---------------
                                                                                       2,082,690        2,030,790
                                                                                 ---------------  ---------------
Long-term liabilities:
  Commitments payable -- long-term (Note 13)...................................          280,086
                                                                                 ---------------
  Commitments and Contingencies (Note 11)
Stockholders' equity:
  Common stock, par value $.15 per share; authorized 40,000,000 shares; issued
   24,974,631 shares and 26,199,624 shares.....................................        3,746,195        3,929,944
  Additional paid-in capital...................................................       54,982,786       55,667,022
  Accumulated deficit..........................................................      (54,845,157)     (56,210,711)
                                                                                 ---------------  ---------------
                                                                                       3,883,824        3,386,255
                                                                                 ---------------  ---------------
                                                                                 $     6,246,600  $     5,417,045
                                                                                 ---------------  ---------------
                                                                                 ---------------  ---------------

                 See Accompanying Notes to Financial Statements

                            CST ENTERTAINMENT, INC.
                            STATEMENTS OF OPERATIONS

                                                                                 YEARS ENDED JUNE 30,
                                                                    ----------------------------------------------
                                                                         1993            1994            1995
                                                                    --------------  --------------  --------------
Revenues (Notes 1 and 18):
  Coloring income.................................................  $    3,703,122  $    2,242,101  $    4,913,136
  Film licensing/royalty income...................................          31,366         939,605         706,268
  Software sales income (Note 3)..................................                                         500,000
  Gain in sale of equipment, net..................................           3,000
  Other income....................................................          14,618         155,562           2,760
                                                                    --------------  --------------  --------------
                                                                         3,752,106       3,337,268       6,122,164
Expenses:
  Production......................................................       3,199,653       1,660,842       3,487,089
  Cost of software sold...........................................                                         432,772
  Research and development........................................         388,568         289,379         192,253
  Depreciation and amortization...................................       1,078,763       1,058,901       1,040,712
  Film library amortization.......................................          40,000         334,128         246,129
  General and administrative......................................       1,351,916       1,860,883       2,039,650
  Interest expense................................................          22,760          25,983         143,503
  Accounts receivable -- long-term write-down.....................         819,750
  Film library write-down.........................................         101,838
                                                                    --------------  --------------  --------------
                                                                         7,003,248       5,230,116       7,582,108
                                                                    --------------  --------------  --------------
Loss before extraordinary item....................................      (3,251,142)     (1,892,848)     (1,459,944)
                                                                    --------------  --------------  --------------
Extraordinary item -- gain from forgiveness of debt (Note 16).....         138,102         160,064          94,390
                                                                    --------------  --------------  --------------
Net loss..........................................................  $   (3,113,040) $   (1,732,784) $   (1,365,554)
                                                                    --------------  --------------  --------------
                                                                    --------------  --------------  --------------
Per share:
  Loss before extraordinary item..................................  $        (0.18) $        (0.08) $        (0.06)
  Extraordinary item..............................................            0.01            0.01            0.01
                                                                    --------------  --------------  --------------
Net loss..........................................................  $        (0.17) $        (0.07) $        (0.05)
                                                                    --------------  --------------  --------------
                                                                    --------------
Weighted average number of common shares outstanding..............      18,683,080      22,715,826      25,359,000
                                                                    --------------  --------------  --------------
                                                                    --------------  --------------  --------------

                 See Accompanying Notes To Financial Statements

                            CST ENTERTAINMENT, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY
                   YEARS ENDED JUNE 30, 1993, 1994, AND 1995

                                                 COMMON STOCK ISSUED    ADDITIONAL
                                                ----------------------    PAID-IN    ACCUMULATED   STOCKHOLDERS'
                                                  SHARES      AMOUNT      CAPITAL      DEFICIT        EQUITY
                                                ----------  ----------  -----------  ------------  ------------
Balance at July 1, 1992.......................  17,726,423  $2,658,963  $47,596,183  $(49,999,333)  $  255,813

Common stock, restricted, issued in connection
 with debt restructuring......................      81,000      12,150      133,600                    145,750
Common stock, restricted, issued as payment
 for services rendered........................      40,000       6,000       35,200                     41,200
Common stock issued in connection with
 exercise of options (Note 15)................         600          90          960                      1,050
Common stock, restricted, issued in connection
 with exercise of warrants (Note 15)..........     355,011      53,252      513,218                    566,470
Common stock, restricted, issued in private
 placements...................................   2,460,000     369,000    2,206,000                  2,575,000
Net Loss......................................                                         (3,113,040)  (3,113,040)
                                                ----------  ----------  -----------  ------------  ------------
Balance at June 30, 1993......................  20,663,034   3,099,455   50,485,161   (53,112,373)     472,243

Common stock, restricted, issued as payment
 for services rendered........................      12,000       1,800       28,200                     30,000
Common stock issued in connection with
 exercise of options (Note 15)................      12,897       1,935       23,890                     25,825
Common stock, restricted, issued in connection
 with exercise of warrants (Note 15)..........     386,700      58,005      680,535                    738,540
Common stock, restricted, issued in private
 placements (Note 14).........................   3,900,000     585,000    3,765,000                  4,350,000
Net loss......................................                                         (1,732,784)  (1,732,784)
                                                ----------  ----------  -----------  ------------  ------------
Balance at June 30, 1994......................  24,974,631   3,746,195   54,982,786   (54,845,157)   3,883,824

Common stock issued in connection with
 exercise of stock options (Note 15)..........      24,993       3,749       16,745                     20,494
Common stock restricted, issued in private
 placements (Note 14).........................   1,200,000     180,000      667,491                    847,491
Net loss......................................                                         (1,365,554)  (1,365,554)
                                                ----------  ----------  -----------  ------------  ------------
Balance at June 30, 1995......................  26,199,624  $3,929,944  $55,667,022  $(56,210,711)  $3,386,255
                                                ----------  ----------  -----------  ------------  ------------
                                                ----------  ----------  -----------  ------------  ------------

                 See Accompanying Notes to Financial Statements

                            CST ENTERTAINMENT, INC.
                            STATEMENT OF CASH FLOWS
                    YEARS ENDED JUNE 30, 1993, 1994 AND 1995
                          INCREASE (DECREASE) IN CASH

                                                                              1993          1994          1995
                                                                          ------------  ------------  ------------
Cash flows from operating activities:
  Net loss..............................................................  $ (3,113,040) $ (1,732,784) $ (1,365,554)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization.........................................     1,118,763     1,393,029     1,286,841
  General and administrative expenses not requiring outlay of cash......        41,200        15,000        30,000
Gain from forgiveness of debt...........................................      (138,102)     (160,064)      (94,390)
Gain on sale of equipment, net..........................................        (3,000)
  Accounts receivable -- long-term write-down...........................       819,750
  Film library write-down...............................................       101,838
(Increase) decrease in operating assets:
  Accounts receivable...................................................       423,335      (381,677)      239,531
  Work-in-process.......................................................        57,401      (456,560)     (657,782)
  Prepaid expenses......................................................        53,306       (38,284)       20,948
  Receivable from related party.........................................                                  (200,000)
  Other assets..........................................................        (2,448)       (2,750)       10,877
  Accounts receivable -- long-term......................................      (380,455)     (324,940)      187,381
Increase (decrease) in operating liabilities:
  Accounts payable......................................................       (92,121)      (49,607)      162,518
  Accrued expenses......................................................      (134,057)      155,010       125,061
  Deferred income.......................................................       (76,881)      340,940       152,147
  Commitments payable...................................................      (582,016)     (280,086)     (666,000)
                                                                          ------------  ------------  ------------
  Total adjustments.....................................................     1,206,513       210,011       597,132
                                                                          ------------  ------------  ------------
  Net cash used in operating activities.................................    (1,906,527)   (1,522,773)     (768,422)
                                                                          ------------  ------------  ------------
Cash flows from investing activities:
  Additions to property and equipment...................................      (743,611)   (1,213,837)     (217,888)
  Proceeds from sale of property and equipment..........................         3,000
  Additions to film library.............................................                  (1,733,808)     (412,949)
Sales of capitalized software...........................................                                   432,772
  Additions to capitalized software.....................................      (235,075)     (192,145)     (467,084)
  Notes receivable from officers........................................                    (237,263)
                                                                          ------------  ------------  ------------
  Net cash used in investing activities.................................      (975,686)   (3,377,053)     (665,149)
                                                                          ------------  ------------  ------------
Cash flows from financing activities:
  Proceeds form exercise of options.....................................         1,050        25,825        20,494
  Proceeds from sales of restricted stock in private placements.........     2,575,000     4,350,000       847,491
  Proceeds from exercise of warrants....................................       566,470       738,540
  Payments of notes payable.............................................       (99,909)      (33,425)      (11,322)
                                                                          ------------  ------------  ------------
  Net cash provided by financing activities.............................     3,042,611     5,080,940       856,663
                                                                          ------------  ------------  ------------
Net increase (decrease) in cash.........................................       160,398       181,114      (576,908)
Cash at beginning of year...............................................       260,090       420,488       601,602
                                                                          ------------  ------------  ------------
Cash at end of year.....................................................  $    420,488  $    601,602  $     24,694
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

                 See Accompanying Notes to Financial Statements
                                  (Continued)

                            CST ENTERTAINMENT, INC.
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                    YEARS ENDED JUNE 30, 1993, 1994 AND 1995

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                                  1993       1994        1995
                                                                                ---------  ---------  -----------
Cash paid during the year for interest........................................  $  38,479  $  19,258  $   122,181
                                                                                ---------  ---------  -----------
                                                                                ---------  ---------  -----------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING & FINANCING ACTIVITIES

    YEAR ENDED JUNE 30, 1993

    The Company issued restricted common stock with a value of $41,200 to a former officer of the Company for services rendered.

    The Company satisfied $145,750 of accrued expenses through issuance of common stock.

    The Company transferred $760,258 of commitments payable from long-term to short-term.

    The Company liquidated $43,796 of accrued expenses, $78,340 of notes payable and $15,966 of accounts payable through the forgiveness of debt.

    The Company transferred $350,517 of long-term debt to notes payable.

    YEAR ENDED JUNE 30, 1994

    The Company liquidated $1,398 of accrued expenses, $11,894 of notes payable and $146,772 of accounts payable through the forgiveness of debt.

    Included in prepaid expenses is $15,000 paid to a vendor for services to be performed by the vendor. The $15,000 payment was satisfied by issuing restricted stock to the vendor.

    The Company capitalized $252,510 and $7,906 of depreciation expense under its film library and work-in-process respectively.

    YEAR ENDED JUNE 30, 1995

    The Company liquidated $94,390 of accounts payable through the forgiveness of debt.

    The Company liquidated $30,000 of notes receivable from two former employees in exchange for consulting services.

    The Company capitalized $19,000 and $38,000 of depreciation expense under its film library and work-in-process, respectively.

                 See Accompanying Notes to Financial Statements
                                  (Continued)

                            CST ENTERTAINMENT, INC.
                            STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 1993, 1994 AND 1995

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING & FINANCING ACTIVITIES (CONTINUED)

    THREE YEARS ENDED JUNE 30, 1995

    The Company restructured portions of its debt as follows:

                                                                                1993         1994         1995
                                                                             -----------  -----------  -----------
Accounts payable...........................................................  $    15,966  $   146,772  $    94,390
Accrued interest...........................................................       33,475        1,398
Other accrued expenses.....................................................      156,071       15,000
Prepaid expenses...........................................................                    15,000
Notes payable..............................................................       85,840       11,894
                                                                             -----------  -----------  -----------
                                                                             $   291,352  $   190,064  $    94,390
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

    The debts or expenses listed above were satisfied as follows:

                                                                                1993         1994         1995
                                                                             -----------  -----------  -----------
Issuance of common stock...................................................  $   145,750  $    30,000  $
Restructured debt..........................................................        7,500
Gain from forgiveness of debt..............................................      138,102      160,064       94,390
                                                                             -----------  -----------  -----------
                                                                             $   291,352      190,064  $    94,390
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

                 See Accompanying Notes to Financial Statements

                            CST ENTERTAINMENT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 1993, 1994 AND 1995

1.  THE COMPANY:
    CST ENTERTAINMENT, INC. (the "Company") is engaged in two principal business segments: conversion of black-and-white videotape to color and film licensing/royalty revenue. See Note 18 for detailed segment information. The Company has divided itself into four divisions: CST Coloring -- colorizing old black-and-white productions; CST Color F/X -- colorizing new black-and-white productions; CST Featurizations -- a unique blend of new and/or old color and black-and-white productions; and CST Computoons -- the Company's new animation ink and paint, composite and software division. Certain of the divisions generate revenues in each business segment. The Company is currently in negotiations for contracts in all of these divisions. Future revenues and profits are dependent on the successful attainment of these contracts.

    The Company has consistently incurred substantial losses. The Company has restructured substantial amounts of its debt which relieved considerable amounts of its debt service requirement; reduced overhead significantly; raised working capital; and converted its video/analog colorizing system into a state-of-the-art digital system. At June 30, 1995, the Company had stockholders' equity of $3,386,255 and a working capital deficiency of $226,976. It has experienced significant negative cash flow from operations for the past three years. Accordingly, there is substantial doubt as to its ability to continue as a growing concern.

    Over the next twelve months the Company expects cash flow from operations to be positive. This is expected to be accomplished through revenues generated from significant new contracts currently being negotiated. Should the Company not be successful in obtaining sufficient new contracts, of which many are currently under negotiation, it will reduce operations. In view of this matter and the matters described in the preceding paragraph, recoverability of a substantial portion of recorded asset amounts is uncertain. The Company anticipates capital expenditures of approximately $3 to $5 million for film library products, although the amount could be adjusted based on production orders. The Company believes it will be successful in its endeavors to meet its cash requirements over the next twelve months. The Company may issue stock in the future in order to meet its cash flow requirements. There can be no assurance that such efforts will be sufficiently successful to ensure the ultimate viability of the Company.

    The Company's coloring revenues for the years ended June 30, 1993, 1994, and 1995 were derived from services performed for certain major customers as follows:

                                                                            1993         1994         1995
                                                                            -----        -----        -----
Twentieth Century Fox Film Corporation.................................         15%          35%          11%
Paravision.............................................................                      24%
Turner Entertainment Co................................................         42%
International Creative Exchange........................................         34%
RHI Entertainment, Inc.................................................                                   17%
King World Productions, Inc./Taurus-Film GbmH & Co.....................                                   16%

    In August 1995, the Company entered into a $800,000 licensing agreement whereby the Company will produce and deliver eight colorized one-half hour episodes. In exchange, the Company will receive foreign licensing fees which will be recognized as revenue upon delivery to the customer. As such, the Company will maintain certain domestic distribution rights and is currently pursuing licensing those rights.

    In August 1995, the Company filed for new patents based on new significant coloring conversion developments.

                            CST ENTERTAINMENT, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED JUNE 30, 1993, 1994 AND 1995

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    WORK-IN-PROCESS:   Work-in-process is stated at the lower of cost or market,
not to exceed net realizable value.

    PROPERTY AND EQUIPMENT AND DEPRECIATION: Property and equipment relating to the Company's digital coloring system, including capitalized software and other equipment, is carried at cost and is depreciated by the straight-line method over the estimated use life of three years. Leasehold improvements and video equipment are being depreciated by the straight-line method over the estimated useful life of five years.

    CAPITALIZED SOFTWARE: Unamortized capitalized computer software costs was $446,621 at June 30, 1994 and $245,130 at June 30, 1995. Amortization expense of capitalized computer software was $217,628, $252,975 and 234,810 for the three years ended June 30, 1993, 1994 and 1995. (See also Note 3)

    PATENT: Costs incurred in acquiring the patent are being amortized on a straight-line basis over the remaining life of the patent, which expires in 1996.

    FILM LIBRARY: The Company's film library is carried at the lower of cost or estimated net realizable value. The film library costs primarily include the rights to acquire the film and internally generated costs of production and colorization.

    The film library is evaluated periodically and when management determines costs are not recoverable, the library is written down to net realizable value. The film library was written down in 1993 by $101,838 to $40,000, its estimated net realizable value. The Company utilizes no more than five years in the projection of future revenues for purposes of evaluating recoverability of film costs.

    The Company's films are generally colorized public domain films and specials that are generally released, first, in the domestic television market. Based on the Company's estimates of revenue as of June 30, 1995 approximately 80% of unamortized film costs applicable to released films will be amortized during the three years ending June 30, 1998. The Company utilizes the individual-film-forecast-computation method in the amortization of its film library. The Company anticipates the release of its three films which were completed in fiscal 1994 to occur in fiscal 1996. The Company's film library consists of 24 films, all of which have been released as of June 30, 1995, except for the three previously mentioned.

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

    NET LOSS PER SHARE: Net loss per share is based on the weighted average number of shares of common stock outstanding during each year, exclusive of common share equivalents which, for the year presented, would be anti-dillutive.

3.  SOFTWARE SALES:
    Software sales income of $500,000 reflects the sale of the Company's first completed animation software to a related party. The total selling price of the software is $2.6 million. $300,000 of the $2.6 million was collected in the fiscal year ended June 30, 1995, $200,000 is to be received in the remainder of the 1995 calendar year and $2.1 million paid through the issuance of a note payable from receipts generated from the subsequent sales of software and payable to the Company no later than

                            CST ENTERTAINMENT, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED JUNE 30, 1993, 1994 AND 1995

3.  SOFTWARE SALES (CONTINUED):
fifteen years from the date of issuance. Gross receipts derived from the exploitation of the software will be paid: First to each entity for approved costs incurred in connection with sale, purchase, marketing and licensing of the software; second, 30% to the Company, 38.5% to the pay-down of the $2.1 million note and 31.5% to the purchaser. After the note has been completely paid off, the gross receipts will be paid 93% to the Company and 7% to the purchaser. The Company has not recorded the $2.1 million note receivable as it is contingent upon the generation of future sales. As such, any additional proceeds from this transaction will be recognized as revenue when received. A unique aspect of the transaction is that the Company retains the exclusive rights to market and exploit the software to customers.

4.  ACCOUNTS RECEIVABLE:
    Included in accounts receivable at June 30, 1995, is an allowance for doubtful accounts for $19,100.

5.  ACCOUNTS RECEIVABLE -- LONG-TERM:
    Accounts receivable -- long-term at June 30, 1992 of $439,295 was due from a customer. This receivable was to be paid when additional sales of a color converted television series were secured by the customer through distribution and after the customer's recoupment of coloring cost. The receivable was guaranteed to be paid within four years and was collateralized by the customer's rights in and to the color converted television series. During 1993, the guaranteed receivable increased to $819,750. In March 1993, the Company and the customer agreed to convert the guaranteed receivable into an immediate 55% revenue participation in the first $900,000 of domestic distribution sales of the television series with no guarantee of payment within four years. Because it is doubtful that such revenue participation will occur, the $819,750 accounts receivable -- long-term was written off.

    Accounts receivable -- long-term at June 30, 1994 of $324,940 represented the present value of future payments due from the licensing of a product in the Company's film library of $187,381 and a receivable for $137,559 resulting from a judgment in favor of the Company in regards to sales and use taxes previously paid to the State Board of Equalization. The film library receivable was collected during the fiscal year ended June 30, 1995.

6.  NOTES PAYABLE:
    Notes payable consist of the following:

                                                                         1994         1995
                                                                      -----------  -----------
Note bearing interest at between 9.75% and 12%, monthly interest only payments through December 1993 when principal was due (see
 Note 10)...........................................................  $   350,517  $   350,517
Notes payable, trade, bearing interest at rates between 0% and 10.6%
 per annum..........................................................      143,473      132,151
Future interest payments............................................        9,762        9,762
                                                                      -----------  -----------
                                                                      $   503,752  $   492,430
                                                                      -----------  -----------
                                                                      -----------  -----------

                            CST ENTERTAINMENT, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED JUNE 30, 1993, 1994 AND 1995

7.  ACCRUED EXPENSES:
    Accrued expenses consist of the following:

                                                                         1994         1995
                                                                      -----------  -----------
Accrued interest....................................................  $    14,832  $    36,154
Accrued legal.......................................................                    18,013
Accrued taxes.......................................................       46,080       65,587
Accrued payroll and payroll taxes...................................      172,533       93,200
Accrued employee benefits...........................................       87,279      107,422
Other accrued expenses..............................................       92,067      217,476
                                                                      -----------  -----------
                                                                      $   412,791  $   537,852
                                                                      -----------  -----------
                                                                      -----------  -----------

8.  LEASES:
    The Company leases its operating facility. In April 1994, the Company amended its lease to include additional space commencing October 1, 1994. The termination date of the amended lease is September 30, 1999 with an option to extend the lease 1-5 years thereafter. Rent expense was $181,495 and $193,235 and $231,371 for the years ended June 30, 1993, 1994 and 1995. Obligations under the facility lease are $243,936 for the year ending June 30, 1996 and $731,808 for the years ending June 30, 1997 through 1999. The total obligation for the four years ending June 30, 1999 is $975,744.

9.  RELATED PARTY TRANSACTIONS:
    During 1995, the Company sold animation software to a related party for $2.6 million, of which $200,000 is included in receivables from related parties at June 30, 1995 (See Note 3).

    Also included in receivables from related parties is a note receivable from an officer that consists of a remaining $15,000 balance on a $50,000 note, with interest at 4%. Principal and interest was due April 30, 1994. $35,000 of the note was repaid with the payoff of the remaining $15,000 extended to December 31, 1995.

    Long-term notes receivables from officers consists of loans to four officers for $222,263 at June 30, 1994 and three officers at June 30, 1995 for $192,263. These loans carry an interest rate of 5.3% and are due the earlier of: the due dates, ranging from December 14, 1996 through June 30, 1997; the date each respective officer exercises warrants or stock options; or six months after the officer is no longer employed by the Company. One loan for $100,000 is also secured by a second trust deed on an officer's residence.

10. LONG-TERM DEBT:
    In December 1991, the Company restructured $325,058 of capital lease obligations and $25,459 of accrued interest into a long-term note of $350,517. The terms of the note are: interest at between 9.75% and 12%; 24 monthly interest only payments commencing January 1992; and due date of December 1993. The note was transferred to current notes payable in 1993 (see Note 6). Such note is collateralized by 103,587 shares of the Company's restricted common stock. In December 1993, the note became due; however, an integral part of the paydown of the note was to have come from proceeds obtained in the sale of the Company's collateralized common stock and the sale of certain collateralized equipment. The Company and the former equipment lessor have had discussions in regards to the payoff of the note but have not yet come to a final resolution.

                            CST ENTERTAINMENT, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED JUNE 30, 1993, 1994 AND 1995

11. COMMITMENTS AND CONTINGENCIES:
    The Company has employment agreements with four officers. The employment agreements specify annual salaries totaling $530,000. In addition, two of these officers receive guaranteed annual commissions totaling $180,000. Certain officers may also earn commissions on sales or financing contracts they obtain for the Company. The employment agreements terminate on various dates ranging from November 30, 1995 through December 31, 1996.

    In April, 1995, the Company entered into an agreement with Metro-Goldwyn Mayer (MGM) which calls for the Company to invest in the colorization of seven black and white United Artists Pictures' films from the MGM and United Artists' library. In exchange, the Company will share with MGM in all new revenues resulting from the worldwide distribution of the color-converted titles. MGM/UA Telecommunications Group will handle distribution for international television markets, while MGM/UA Home Entertainment will manage the video release.

    From time to time, the Company receives demands for payments and threats of litigation from persons or entities. It is the Company's belief that such matters are in the normal course of business and do not have a material adverse effect on the Company.

12. BENEFIT PLAN:
    In October 1994, the Company instituted a 401(K) Plan (the "Plan") covering substantially all eligible employees. Employees are eligible to participate in the Plan after completing six months or 1,000 hours of service. Employees may contribute up to a maximum of 15% annually, subject to certain discrimination testing requirements. The Company is not obligated to contribute to the Plan, and did not make any contributions in the fiscal year ended June 30, 1995.

13. CONTRACT COMMITMENTS PAYABLE:
    In September 1987, the Company had entered into an agreement with a former customer whereby the Company color converted 13 films for the customer. Under the agreement, the customer had the option beginning December 1988 and ending April 1991 to color convert additional 2,000 minutes of film at a discounted price or sell the minutes back to the Company at $910 per minute, or $1,820,000. In 1991, the Company received notice from the former customer of the exercise of their right to sell back to the Company the 2,000 minutes. In 1992, the Company entered into a new agreement to satisfy the Company's $1.82 million indebtedness as follows: the Company has paid $137,559 for sales tax and interest due in respect of services rendered by the Company for the former customer under the 1987 agreement; the Company will color convert six motion pictures for the former customer, one in calendar 1992, two in calendar 1994 and one in calendar 1995. At June 30, 1994, three motion pictures are reflected in commitments payable, two in short-term and two in long-term. At June 30, 1995, one motion picture is reflected in short-term commitments payable. Subsequent to fiscal year end June 30, 1995, the final film was completed and delivered.

14. STOCK PLACEMENTS:
    During the year ended 1994, the Company completed various private placements in which 3,900,000 shares were issued at prices ranging between $0.67 and $2.00 per share resulting in proceeds of $4,350,000.

    In January 1995, the Company completed a private placement to foreign investors in which 300,000 shares were issued at $.75 per share, resulting in proceeds of $225,000.

    In March 1995, the Company completed a private placement in which 900,000 shares were issued at $.75 per share, resulting in proceeds of $675,000.

                            CST ENTERTAINMENT, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED JUNE 30, 1993, 1994 AND 1995

14. STOCK PLACEMENTS (CONTINUED):
    In connection with the above placements, the Company incurred $52,509 in legal and related fees which were accounted for as a reduction of total proceeds from those placements.

15. STOCK OPTIONS AND WARRANTS:
    The Company maintains three stock option plans which reserve up to 3,893,030 shares of common stock for issuance to officers and employees of the Company. The exercise price of all stock options granted under the plans must be at least equal to the fair market value of shares of common stock on the date of grant. The maximum term of each option is ten years. The options become exercisable at such time and in such amounts as the Board of Director's Remuneration Committee directs.

    A combined summary of transaction in stock option plans for the three years ended June 30, 1995, is as follows:

                                                                     NO. OF       EXERCISE
                                                                     SHARES         PRICE
                                                                  ------------  -------------
Outstanding July 1, 1992........................................    1,054,063    $ 0.59.2.62
  Granted.......................................................       53,600      2.12-3.25
  Exercised.....................................................         (600)      1.75
  Canceled......................................................     (119,611)     1.88-3.25
                                                                  ------------  -------------
Outstanding June 30, 1993.......................................      987,452      0.59-3.25
  Granted.......................................................      757,100      2.00-2.62
  Exercised.....................................................      (12,897)     0.82-2.62
  Canceled......................................................      (78,797)     1.75-3.25
                                                                  ------------  -------------
Outstanding June 30, 1994.......................................    1,652,858      0.59-3.25
  Granted.......................................................      769,400      0.94-2.00
  Exercised.....................................................     (177,800)     0.94-3.25
  Canceled......................................................      (24,993)      0.82
                                                                  ------------  -------------
Outstanding June 30, 1995.......................................    2,219,465    $ 0.59-3.25
                                                                  ------------  -------------
                                                                  ------------  -------------

    The options to purchase the 2,219,465 shares of the Company's stock are exercisable on varying dates through December 2004. The options expire ten years from the date of grant or 30 and 90 days after the date of termination of the employee. Should all of the options granted be exercised prior to expiration or cancellation, the proceeds to the Company would be $4,008,546.

                            CST ENTERTAINMENT, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED JUNE 30, 1993, 1994 AND 1995

15. STOCK OPTIONS AND WARRANTS (CONTINUED):
    A summary of shares of common stock issuable under warrants for the three years ended June 30, 1995, is as follows:

                                                                     NO. OF       EXERCISE
                                                                     SHARES         PRICE
                                                                  ------------  -------------
Outstanding July 1, 1992........................................    2,772,500    $ 1.10-6.00
  Issued to directors...........................................      300,000       2.37
  Canceled......................................................     (382,489)     1.75-4.00
  Exercised.....................................................     (355,011)     1.10-2.00
                                                                  ------------  -------------
Outstanding June 30, 1993.......................................    2,335,000      1.37-6.00
  Granted.......................................................      300,000      1.75-3.00
  Canceled......................................................     (415,000)     2.00-6.00
  Exercised.....................................................     (386,700)     1.80-2.00
                                                                  ------------  -------------
Outstanding June 30, 1994.......................................    1,833,300      1.37-3.00
  Granted.......................................................      725,000      0.94-1.19
  Canceled......................................................     (450,000)     1.37-2.37
                                                                  ------------  -------------
Outstanding June 30, 1995.......................................    2,108,300    $ 0.94-3.00
                                                                  ------------  -------------
                                                                  ------------  -------------

    The warrants to purchase the 2,108,300 shares of the Company's stock are exercisable upon issuance and expire on varying dates through December 1997. Should all of the warrants issued be exercised prior to expiration or cancellation, the proceeds to the Company would be $3,518,898.

    There have been no compensation expenses recorded in conjunction with the issuance of warrants during fiscal 1993, 1994 and 1995.

16. EXTRAORDINARY ITEM -- FORGIVENESS OF DEBT:
    The   Company  entered  into   restructuring  agreements  whereby  creditors
converted debt into equity and forgiveness. A schedule of forgiveness of debt for each of the three years in the period ended June 30, 1995 follows:

                                                                     YEAR ENDED JUNE 30, 1993
                                                        --------------------------------------------------
                                                                        DEBT
                                                         BEGINNING    CONVERTED   FORGIVENESS  ENDING NEW
                                                         OLD DEBT     TO EQUITY     OF DEBT       DEBT
                                                        -----------  -----------  -----------  -----------
Accounts payable......................................  $    15,966  $            $    15,966   $
Accrued expenses......................................      189,546      145,750       43,796
Notes payable.........................................       85,840               $    78,340       7,500
                                                        -----------  -----------  -----------  -----------
                                                        $   291,352  $   145,750  $   138,102   $   7,500
                                                        -----------  -----------  -----------  -----------
                                                        -----------  -----------  -----------  -----------

                                                                     YEAR ENDED JUNE 30, 1994
                                                         ------------------------------------------------
                                                                        DEBT
                                                          BEGINNING   CONVERTED  FORGIVENESS  ENDING NEW
                                                          OLD DEBT    TO EQUITY    OF DEBT       DEBT
                                                         -----------  ---------  -----------  -----------
Accounts payable.......................................  $   146,772  $          $   146,772   $
Accrued expenses.......................................       16,398     15,000        1,398
Prepaid expenses.......................................       15,000     15,000
Notes payable..........................................       11,894             $    11,894
                                                         -----------  ---------  -----------  -----------
                                                         $   190,064  $  30,000  $   160,064   $  --
                                                         -----------  ---------  -----------  -----------
                                                         -----------  ---------  -----------  -----------

                            CST ENTERTAINMENT, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED JUNE 30, 1993, 1994 AND 1995

16. EXTRAORDINARY ITEM -- FORGIVENESS OF DEBT (CONTINUED):

                                                                      YEAR ENDED JUNE 30, 1995
                                                           ----------------------------------------------
                                                                        DEBT
                                                           BEGINNING  CONVERTED  FORGIVENESS  ENDING NEW
                                                           OLD DEBT   TO EQUITY    OF DEBT       DEBT
                                                           ---------  ---------  -----------  -----------
Accounts payable.........................................  $  94,390  $  --       $  94,390    $  --
                                                           ---------  ---------  -----------  -----------
                                                           ---------  ---------  -----------  -----------

17. INCOME TAXES:
    Effective July 1, 1993, the Company adopted Statement of Financial Standards ("SFAS") No. 109, Accounting for Income Taxes. SFAS No. 109 significantly changes existing practice by requiring, among other things, an asset and liability approach to calculating deferred income taxes. Implementation of SFAS No. 109 did not have a significant impact on the Company's results of operations or financial position.

    As of June 30, 1995, the Company has available net operating loss carry-forwards of approximately $54,800,000 for federal tax purposes. These net operating loss carry-forwards expire from 1996 through 2008. For state income tax purposes the Company has available net operating losses of approximately $18,000,000 which expire from 2003 through 2020. As of June 30, 1994, the Company had investment tax credit carry-forwards of approximately $100,000 expiring principally in the year 2001. Under federal tax laws, certain significant changes in ownership of the Company may operate to restrict future utilization of these carry-forwards. The operating loss and tax credit carry-forwards result in deferred tax assets of approximately $19,000,000 (subject to limitations). It is not possible at this time to determine that the realization of the deferred tax assets is more likely than not; accordingly, a valuation reserve has been established for the full amount.

18. SEGMENT INFORMATION:
    The Company is engaged in two principal business segments: conversion of black-and-white videotape to color and film licensing, royalty revenue. The table that follow shows certain financial information for each business segment for the fiscal years ended June 30, 1993, 1994 and 1995.

                             FINANCIAL INFORMATION
                                 (IN THOUSANDS)

                                                                       FILM ROYALTY/
                                              COLOR CONVERSION           LICENSING                  TOTAL
                                          ------------------------  --------------------  -------------------------
                                           1993     1994     1995   1993     1994   1995   1993     1994     1995
                                          -------  -------  ------  -----   ------  ----  -------  -------  -------
Revenue.................................  $ 3,721  $ 2,397  $4,916  $ 31    $  940  $1,206 $ 3,752 $ 3,337  $ 6,122
Depreciation and amortization...........    1,079    1,059   1,041    40       334   246    1,119    1,393    1,287
Operating profit (loss).................   (3,242)  (2,499) (1,987)   (9)      606   527   (3,251)  (1,893)  (1,460)
Identifiable assets.....................    2,822    4,367   3,351    40     1,880  2,066   2,862    6,247    5,417
Capital expenditures....................      979    1,406     547           1,734   551      979    3,140    1,098

19. SUBSEQUENT EVENT:
    In July 1995, the Company obtained short term financing by entering into a $500,000 note payable. The note bears interest at 12.50% and the principal and accrued interest are due November 1, 1995. The note is convertible at the option of the creditor into shares of the Company's common stock. The Company also issued 750,000 warrants to the creditor. The warrants are exercisable at $0.65 per share. The exercise price will be reduced to $0.50 per share if the note payable is not repaid in full by November 1, 1995. The note is collateralized by certain fixed assets of the Company.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

    The information called for by Part III (Items 10, 11, 12 and 13) is incorporated by reference from the Company's definitive proxy statement, to be filed pursuant to Regulation 14(A), which involves the election of directors and which the Company intends to file with the Securities Exchange Commission not later than 120 days after June 30, 1995, the end of the fiscal year covered ;by this Form 10-K. If such definitive proxy statement is not filed with the Securities Exchange Commission within the 120-day period, the items comprising the Part III information will be filed as an amendment to this Form 10-K under cover of Form 10-K/A, not later than the end of the 120-day period.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

           A.  INDEX OF FINANCIAL STATEMENTS:                                                  PAGE
                                                                                             ---------
           Report of Independent Certified Public Accountants..............................     10
           Balance Sheets as of June 30, 1994 and 1995.....................................     11
           Statements of Operations for the years ended June 30, 1993, 1994 and 1995.......     12
           Statements  of Stockholders' Equity for the years  ended June 30, 1993, 1994 and
            1995...........................................................................     13
           Statements of Cash Flows for the years ended June 30, 1993, 1994 and 1995.......    14-16
           Notes to Financial Statements...................................................    17-24

           B.  INDEX OF FINANCIAL STATEMENT SCHEDULES:

           Schedule II -- Valuation and Qualifying Accounts and Reserves...................     27

    All other schedules are omitted because they are not applicable or not required, or because the required information is included in the financial statements or the notes thereto.

    C. No reports on Form 8-K were filed during the last quarter of the period reported on hereby.

    D.  EXHIBITS

    The following exhibits required to be filed as part of this Annual Report on Form 10-K have been included.

     3(a)  Certificate  of Incorporation of the Company, as amended, filed as Exhibit 3(a) to the Company's Registration  Statement on Form  S-18 (Registration No.  2-98368-LA)
           filed on June 13, 1985 (the "Form S-18"), included herein.
      (b)  Bylaws  of  the Company,  as  amended, filed  as Exhibit  3(b)  to the  Form S-18, incorporated herein by reference.
   10(aa)  Agreement dated  October  19,  1994,  between  the  Company  and  Stephen  Strick, regarding Stephen Strick's employment by the Company, included herein.
   10(rr)  Agreement  with  20th  Century  Fox,  Inc., dated  June  30,  1992,  regarding the
           Company's commitment to provide certain services to 20th Century Fox, Inc. over  a three  year period in exchange for  cancellation of the Company's debt obligations to 20th Century  Fox, Inc., filed  as Exhibit  10(rr) to the  Company's Form  10-K filed on September 28, 1994, incorporated herein by reference.
   10(xx)  Agreement   with  RHI  Entertainment,  Inc.,  King  World  Productions,  Inc.  and
           Taurus-Film GmbH and  Co., dated March  1, 1994 regarding  coloring service to  be provided,  filed as Exhibit 10(xx)  to the Company's Form  10-K filed on September
           28, 1994, incorporated herein by reference.

   10(yy)  Agreement dated September 1,  1993, between the Company  and Jonathan D.  Shapiro, regarding  Mr. Shapiro's employment by the Company, filed as Exhibit 10(yy) to the
           Company's Form 10-K filed on September 28, 1994, incorporated by reference.
   10(zz)  Agreement dated January 3, 1994, between the Company and Robert Jennings Word  II, regarding  Mr. Word's employment  by the Company,  filed as Exhibit  10(zz) to the
           Company's Form 10-K filed on September 28, 1994, incorporated by reference.
    24(a)  Consent of Certified Public Accountants  regarding the incorporation by  reference of  the Company's audited financial statements contained in this Form 10-K for the fiscal year ended June 30, 1994,  to the Company's Registration Statement on  Form
           S-8 (Registration No. 33-45035) filed in December 1991.
    27(a)  Financial Data Schedule, included herein.

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

COLUMN A                                  COLUMN B    COLUMN C     COLUMN D    COLUMN E
----------------------------------------  ---------   ---------   ----------   ---------
                                           BALANCE
                                             AT                                 BALANCE
                                          BEGINNING                             END OF
                                           OF YEAR    ADDITIONS   DEDUCTIONS     YEAR
                                          ---------   ---------   ----------   ---------
1995
  Allowance for doubtful accounts
   deducted from accounts receivable in
   balance sheet........................   $           $19,100     $            $19,100
                                          ---------   ---------   ----------   ---------
                                          ---------   ---------   ----------   ---------
1994....................................   $           $           $            $
                                          ---------   ---------   ----------   ---------
                                          ---------   ---------   ----------   ---------
1993....................................   $           $           $            $
                                          ---------   ---------   ----------   ---------
                                          ---------   ---------   ----------   ---------

                                   SIGNATURES

    Pursuant to the requirements of Section 13, or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CST ENTERTAINMENT, INC.

                                        By:         /s/ JEFFREY M. JACOBS
                                             -----------------------------------
                                                     Jeffrey M. Jacobs,
                                                         CONTROLLER

                                        By:        /s/ JONATHAN D. SHAPIRO
                                             -----------------------------------
                                                     Jonathan D. Shapiro
                                                PRESIDENT AND CHIEF EXECUTIVE
                                                           OFFICER

Dated: September 26, 1995

    Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 SIGNATURE                                      TITLE                              DATE
-------------------------------------------  -------------------------------------------  -----------------------

             /s/ ABBEY BUTLER
    ----------------------------------       Director                                     September 26, 1995
               Abbey Butler

            /s/ SUMNER A. LONG
    ----------------------------------       Director                                     September 26, 1995
              Sumner A. Long

          /s/ JONATHAN D. SHAPIRO            Director, President and Chief Executive
    ----------------------------------        Officer                                     September 26, 1995
            Jonathan D. Shapiro

            /s/ GERALD SHEFSKY
    ----------------------------------       Chairman of the Board                        September 26, 1995
              Gerald Shefsky

          /s/ MICHAEL JAY SOLOMON
    ----------------------------------       Director                                     September 26, 1995
            Michael Jay Solomon

                      CONSENT OF CERTIFIED PUBLIC ACCOUNTS

CST Entertainment, Inc.
Culver City, California

    We hereby consent to use in the Registration Statement on Form S-8, Registration Number 33-45035 of our report dated September 11, 1995, relating to the audit of the financial statements and schedule of CST Entertainment, Inc., which are contained in and incorporated by reference to the Annual Report on Form 10-K for the year ended June 30, 1995. Our report contains an explanatory paragraph regarding the Company's ability to continue as a going concern.

                                          BDO SEIDMAN, LLP

Los Angeles, California
September 27, 1995