Form 10-Q
period 1995-09-30
CST ENTERTAINMENT INC/DE/
filed 1995-11-14
CIK 771617

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                            ------------------------

                                   FORM 10-Q

             /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                       OR

             / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM               TO
                         COMMISSION FILE NUMBER 0-14613

                            CST ENTERTAINMENT, INC.
                   (FORMERLY CST ENTERTAINMENT IMAGING, INC.)
             (Exact name of registrant as specified in its charter)

         DELAWARE                 13-2614435
      (State or other          (I.R.S. Employer
      jurisdiction of         Identification No.)
     Incorporation or
       organization)

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

    The Registrant has 26,203,890 shares of common stock, par value $0.15 per share, issued and outstanding as of October 15, 1995.

    Total number of sequentially numbered pages in this document: 12

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            CST ENTERTAINMENT, INC.
                          FORM 10-Q FOR QUARTER ENDED
                               SEPTEMBER 30, 1995

                                     INDEX

                                                                                                       PAGE NO.
                                                                                                       ---------
PART I -- FINANCIAL INFORMATION
Item 1.    Balance Sheets at June 30, 1995 and September 30, 1995....................................      4
           Statements of Operations for the Quarter Ended September 30, 1994 and 1995................      5
           Statements of Cash Flows for the Quarter Ended September 30, 1994 and 1995................     6-7
           Notes to Financial Statements.............................................................      8
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.....      9

PART II -- OTHER INFORMATION
Item 1.    Legal Proceedings.........................................................................     11
Item 2.    Changes in Securities.....................................................................     11
Item 3.    Defaults upon Senior Securities...........................................................     11
Item 4.    Submission of Matters to a Vote of Securities Holders.....................................     11
Item 5.    Other Information.........................................................................     11
Item 6.    Exhibits and Reports on Form 8-K..........................................................     11
           Signature Page............................................................................     12

                 (This page has been left blank intentionally.)

ITEM 1. FINANCIAL STATEMENTS

                            CST ENTERTAINMENT, INC.
                                 BALANCE SHEETS
                                     ASSETS

                                                                                       JUNE 30,     SEPTEMBER 30,
                                                                                         1995           1995
                                                                                     -------------  -------------
                                                                                                     (UNAUDITED)
Current assets:
  Cash.............................................................................  $      24,694  $      40,023
  Accounts receivable, net.........................................................        368,868        443,528
  Work-in-process..................................................................      1,161,868      1,857,349
  Prepaid expenses.................................................................         33,384         69,191
  Receivable from related parties..................................................        215,000         15,000
                                                                                     -------------  -------------
    Total current assets...........................................................      1,803,814      2,425,091
Property and equipment:
  Color conversion equipment.......................................................      3,896,789      3,896,789
  Leasehold improvements and other equipment.......................................      1,591,550      1,596,201
  Software.........................................................................        985,382      1,093,897
                                                                                     -------------  -------------
                                                                                         6,473,721      6,586,887
Less accumulated depreciation......................................................      5,118,680      5,299,053
                                                                                     -------------  -------------
                                                                                         1,355,041      1,287,834
                                                                                     -------------  -------------
Other assets:
  Patent, net of accumulated amortization of $520,633 and $531,442.................         34,211         23,402
  Film library, net of accumulated amortization of $2,340,275 and $2,562,275.......      1,878,010      1,698,151
  Other assets.....................................................................         16,147         16,147
  Notes receivable from officers...................................................        192,263        192,263
  Accounts receivable - long term..................................................        137,559        137,559
                                                                                     -------------  -------------
                                                                                         2,258,190      2,067,522
                                                                                     -------------  -------------
                                                                                     $   5,417,045  $   5,780,447
                                                                                     -------------  -------------
                                                                                     -------------  -------------
                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable....................................................................  $     492,430  $     967,017
  Accounts payable.................................................................        333,163        331,304
  Accrued expenses.................................................................        537,852        875,588
  Deferred income..................................................................        493,087        610,060
  Commitments payable -- short-term................................................        174,258
  Loans payable to related party...................................................                       100,000
                                                                                     -------------  -------------
Total current liabilities..........................................................      2,030,790      2,883,969
                                                                                     -------------  -------------

Stockholders' equity:
  Common stock, par value $0.15 per share; authorized 40,000,000 shares; issued
   26,199,624 and 26,203,890 shares................................................      3,929,944      3,929,944
  Additional paid-in capital.......................................................     55,667,022     55,667,022
  Accumulated deficit..............................................................    (56,210,711)   (56,700,488)
                                                                                     -------------  -------------
                                                                                         3,386,255      2,896,478
                                                                                     -------------  -------------
                                                                                     $   5,417,045  $   5,780,447
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                 See Accompanying Notes to Financial Statements

                            CST ENTERTAINMENT, INC.
                            STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 1994 AND 1995
                                  (UNAUDITED)

                                                                                         1994           1995
                                                                                     -------------  -------------
Revenue:
  Coloring income..................................................................  $   1,569,718  $     678,780
  Licensing/royalty income.........................................................        243,019        400,000
  Other income.....................................................................          2,435
                                                                                     -------------  -------------
                                                                                         1,815,172      1,078,780
                                                                                     -------------  -------------

Expense:
  Production.......................................................................      1,179,029        526,735
  Research and development.........................................................         41,604         36,782
  Depreciation and amortization....................................................        366,942        137,071
  Film library amortization........................................................        114,629        222,000
  General and administrative.......................................................        476,756        631,361
  Interest expense.................................................................         24,345         14,608
                                                                                     -------------  -------------
                                                                                         2,203,305      1,568,557
                                                                                     -------------  -------------
  Loss before extraordinary item...................................................       (388,133)      (489,777)
  Extraordinary item -- gain from forgiveness of debt..............................         13,998
                                                                                     -------------  -------------
  Net profit (loss)................................................................  $    (374,135)      (489,777)
                                                                                     -------------  -------------
                                                                                     -------------  -------------

Per share:
  Loss before extraordinary item...................................................  $       (0.01) $       (0.02)
  Extraordinary item...............................................................           0.00           0.00
                                                                                     -------------  -------------
  Net profit (loss) per share......................................................  $       (0.01) $       (0.02)
                                                                                     -------------  -------------
                                                                                     -------------  -------------
  Weighted average number of common shares outstanding.............................     25,017,128     26,201,046
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                 See Accompanying Notes To Financial Statements

                            CST ENTERTAINMENT, INC.
                            STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED SEPTEMBER 30, 1994 AND 1995
                                  (UNAUDITED)
                          INCREASE (DECREASE) IN CASH

                                                                                             1994         1995
                                                                                          -----------  -----------
Cash flows from operating activities:
  Net loss..............................................................................  $  (374,135) $  (489,777)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
  Depreciation and amortization.........................................................      481,571      359,071
  Non-cash revenue from commitments payable.............................................                  (174,258)
  Gain from forgiveness of debt.........................................................      (13,998)
(Increase) decrease in operating assets:
  Accounts receivable...................................................................     (171,944)     (74,660)
  Work in process.......................................................................      199,307     (641,370)
  Prepaid expenses......................................................................       15,955      (35,807)
  Receivable from related parties.......................................................                   200,000
Increase (decrease) in liabilities:
  Accounts payable......................................................................      (18,471)      (1,859)
  Accrued expenses......................................................................      (19,343)     337,736
  Deferred income.......................................................................     (340,940)     116,973
  Loans payable to related party........................................................                   100,000
                                                                                          -----------  -----------
Total adjustments.......................................................................      132,137      185,826
                                                                                          -----------  -----------
    Net cash used in operating activities...............................................     (241,998)    (303,951)
                                                                                          -----------  -----------
Cash flows from investing activities:
  Additions to property and equipment...................................................      (62,194)      (4,651)
  Additions to capitalized software.....................................................     (142,078)    (108,515)
  Additions to film library.............................................................                   (42,141)
  Additions to note receivables from officers...........................................      (15,000)
                                                                                          -----------  -----------
    Net cash used in investing activities...............................................     (219,272)    (155,307)
                                                                                          -----------  -----------
Cash flows from financing activities:
  Payments of notes payable.............................................................       (2,126)     (25,413)
  Additions to notes payable............................................................                   500,000
  Proceeds from exercise of stock options...............................................       20,494
                                                                                          -----------  -----------
Net cash provided by financing activities...............................................       18,368      474,587
                                                                                          -----------  -----------
Net increase (decrease) in cash.........................................................     (442,902)      15,329
Cash at beginning of period.............................................................      601,602       24,694
                                                                                          -----------  -----------
Cash at end of period...................................................................  $   158,700  $    40,023
                                                                                          -----------  -----------
                                                                                          -----------  -----------

                                  (Continued)

                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                                                1994       1995
                                                                                              ---------  ---------
Cash paid during the quarter for interest...................................................  $  24,345  $     145
                                                                                              ---------  ---------
                                                                                              ---------  ---------

       SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING & FINANCING ACTIVITIES

THREE MONTHS ENDED SEPTEMBER 30, 1994
    The Company liquidated $13,998 of accounts payable through the forgiveness of debt.

THREE MONTHS ENDED SEPTEMBER 30, 1995
    The  Company  capitalized   $54,111  of  depreciation   expense  under   its
work-in-process.

                 See Accompanying Notes to Financial Statements

                            CST ENTERTAINMENT, INC.

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1995

1.  COMMENTS:

    In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the Company's financial position at September 30, 1995, the results of operations for the quarter ended September 30, 1995 and 1994 and the cash flows for the quarter ended September 30, 1995 and 1994. Although management of the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1995.

    The results of operations for the quarter ended Septmebr 30, 1995 are not necessarily indicative of the results of operations to be expected for the full year ending June 30, 1996.

    Certain prior period amounts have been reclassified to conform to current period's presentation.

2.  LICENSE AGREEMENT:

    In August 1995, the Company entered into a $800,000 licensing agreement whereby the Company will produce and deliver eight colorized one-half hour episodes. In exchange, the Company will receive foreign licensing fees which will be recognized as revenue upon delivery to the customer. As such, the Company will maintain certain domestic distribution rights and is currently pursuing licensing those rights. Subsequent to September 30, the Company was negotiating to amend the agreement to produce an additional 18 (eighteen) one-half hour episodes under similar terms and conditions.

3.  NOTES PAYABLE:

    In July 1995, the Company obtained short term financing by entering into a $500,000 note payable. The note bears interest at 12.50% and the principal and accrued interest are due November 1, 1995. The note is convertible at the option of the creditor into shares of the Company's common stock. The Company also issued 750,000 warrants to the creditor. The warrants are exercisable at $0.65 per share. The exercise price will be reduced to $0.50 per share if the note payable is not repaid in full by November 1, 1995. The note is collateralized by certain fixed assets of the Company. Subsequent to September 30, 1995, the Company had not repaid the principal or interest due and was negotiating as to repayment of the amounts owed.

4.  LOANS PAYABLE TO RELATED PARTY:

    In July 1995, Mr. Jonathan D. (Jody) Shapiro issued a short-term loan to the Company for $100,000 at an interest rate of 10.25%. Principal and interest is due on demand subject to certain terms and conditions. The loan is collateralized by certain fixed assets of the Company.

5.  LINE OF CREDIT:

    The Company is currently in negotiations for a line of credit and term loan with Coast Business Credit. The line of credit is for $750,000 and is based on valid trade receivables. The term loan portion is also for $750,000, and will be due three years from loan inception. The interest rate is approximately prime +2.5% and 3%, respectively and minimum monthly interest payments of $25,000 will be due regardless of outstanding balances. The line of credit and term loan will be collateralized by the majority of the assets of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

    Coloring revenue for the quarter ended September 30, 1995 decreased over 50%, as compared to 1994. At September 30, 1995, two colorizing projects included in work-in-process were awaiting customer approval for approximately $425,000 (188 minutes). Furthermore, in the quarter ended September 30, 1994, the Company delivered over $1,000,000 of "The Little Rascals" colorized product (approximately 585 minutes).

    The increase in Licensing/royalty income in 1995 is due primarily to the results of the Featurizations division. The Company did not complete any projects for its Featurizations division during the quarter ended September 30, 1995. However, the Company did license its four previously completed 30-minute science fiction anthology segments (See Note 2).

    The average price per minute delivered increased 68% in the quarter ended September 30, 1995 as compared to 1994. The difference is the result of the change in the Company's product mix in the quarter whereby a significant portion of its deliverable color conversion work was on Color F/X projects (i.e. music videos and commercials) in 1995.

    Delivered minutes decreased 74% in the quarter September 30, 1995 as compared to 1994. Minutes produced decreased 22% in the quarter and ended September 30, 1995 as compared to 1994. The decreases in 1995 are attributable to the differences in the Company's operations in 1995 as compared to 1994 as described above.

    The ratio of cost of production to color conversion revenue increased 122% in the quarter ended September 30, 1995 as compared to 1994 and is attributable the differences in the Company's operations in 1995 as compared to 1994 as described above. This increase is also due primarily to unexpected costs incurred in the completion of the Warner Brothers Project.

    The average cost of minute produced increased 24% in the quarter ended September 30, 1995 as compared to 1994 and is attributable the differences in the Company's operations in 1995 as compared to 1994 as described above.

    Research and development costs decreased 12% in the quarter ended September 30, 1995 as compared to 1994. The decreases are the result of more of the Company's research and development personnel in 1994 being deployed to provide alternative adaptions and enhancements of animation and coloring software.

    General and administrative expenses increased 32% in the quarter ended September 30, 1995, as compared to 1994. The increase was primarily due to the Company recording a $280,000 license fee expense in conjunction with the delivery of the four 30-minute science fiction anthology segments described above. The increase was offset slightly by decreased costs resulting from the employment of fewer corporate personnel in the Company's three additional operating divisions.

    Interest expense decreased $9,737 in the quarter ended September 30, 1995 as compared to 1994. The decrease is primarily the result of interest costs incurred in financing arrangements entered into in the quarter ended September 30, 1994 whereby Company receivables were sold at discounted values.

    Depreciation and amortization expense decreased 63% for the quarter ended September 30, 1995. The decrease is attributed to the allocation of depreciation and amortization expense to production products in the current quarter and many of the assets becoming fully depreciated during the current and previous quarter. Depreciation and amortization expense before capitalization to production products was $191,182 for the quarter ended September 30, 1995.

    The increase in film amortization expense in the quarter ended September 30, 1995 is a direct result of amortization costs associated with licensing revenues earned in 1995.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital position as of September 30, 1995 was a negative $458,878 as compared to a negative $428,613 as of September 30, 1994. The Company has experienced significant negative cash flows from operations and the Company's independent certified public accountants included an explanatory paragraph in their last fiscal year-end report with respect to the Company's ability to continue as a going concern.

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

    During the quarter ended September 30, 1995, the Company completed the color conversion of the final picture for credit under its commitment obligation and recognized revenue of $273,258.

    During the quarter ended September 30, 1995, the Company expended $4,651 on property and equipment for leasehold improvements and other equipment. The Company anticipates it will have capital expenditures over the next twelve months of between $100,000 and $300,000 for additional work-stations and/or upgrade of current work-stations.

    The Company expended $49,962 on the adaption of animation software for alternative uses and $58,553 on the enhancement of coloring software in the quarter ended September 30, 1995. The Company expects to devote additional resources in the current fiscal year for the production and enhancements of its proprietary software.

    During the quarter ended September 30, 1995, the Company did not complete any productions for its film library. However, the Company delivered the Science Fiction Anthology "Attack of the Killer "B" Movies" to a foreign distributor. The Company anticipates future expenditures of $3 to $4 million over the next twelve months for future library products.

    Should the Company be successful in obtaining the contracts currently under negotiation, the Company anticipates cash flows from operations to be positive over the next twelve months. The Company believes it will cover any needed cash requirements over the next twelve months through operating cash flow, pre-sales of its library products, sales of software products, placements of the Company's equity securities or other financing arrangements which the Company is currently pursuing (See Note 5).

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

                                          CST ENTERTAINMENT, INC.

                                                 /s/ JONATHAN D. SHAPIRO
                                          --------------------------------------
                                          JONATHAN D. SHAPIRO
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                                  /s/ JEFFREY M. JACOBS
                                          --------------------------------------
                                          JEFFREY M. JACOBS
                                          CONTROLLER

November 7, 1995