Form 10-Q
period 1995-12-31
CST ENTERTAINMENT INC/DE/
filed 1996-02-14
CIK 771617

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q
   (MARK ONE)
   [x]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995

                                       OR

   [  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from             to
                                               -----------    ------------

                         Commission File Number 0-14613

                             CST ENTERTAINMENT, INC.
                   (FORMERLY CST ENTERTAINMENT IMAGING, INC.)
             (Exact name of registrant as specified in its charter)

              DELAWARE                                 13-2614435
---------------------------------------  --------------------------------------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                Identification Number)

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

                             ----------------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X      No
                                  ------      -------

        The Registrant has 27,118,340 shares of common stock, par value $0.15 per share, issued and outstanding as of January 15, 1996.

        Total number of sequentially numbered pages in this document:  15
                                                                      -----


------------------------------------------------------------------------------
------------------------------------------------------------------------------

                             CST ENTERTAINMENT, INC.

                           FORM 10-Q FOR QUARTER ENDED

                                DECEMBER 31, 1995


                                      INDEX


                                                                      PAGE NO.
                                                                      --------
PART I  -- FINANCIAL INFORMATION
Item 1.    Balance Sheets at June 30, 1995 and December 31, 1995 . .     4
           Statements of Operations for the Quarter Ended
             December 31, 1994 and 1995  . . . . . . . . . . . . . .     5
           Statements of Operations for the Six Months Ended
             December 31, 1994 and 1995  . . . . . . . . . . . . . .     6
           Statements of Cash Flows for the Six Months Ended
             December 31, 1994 and 1995  . . . . . . . . . . . . . .   7-8
           Notes to Financial Statements . . . . . . . . . . . . . .  9-10
Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . . 11-13


PART II -- OTHER INFORMATION
Item 1.    Legal Proceedings . . . . . . . . . . . . . . . . . . . .    14
Item 2.    Changes in Securities . . . . . . . . . . . . . . . . . .    14
Item 3.    Defaults upon Senior Securities . . . . . . . . . . . . .    14
Item 4.    Submission of Matters to a Vote of Securities Holders . .    14
Item 5.    Other Information . . . . . . . . . . . . . . . . . . . .    14
Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . . . .    14
           Signature Page. . . . . . . . . . . . . . . . . . . . . .    15

                     [THIS PAGE INTENTIONALLY LEFT BLANK]

ITEM 1.  FINANCIAL STATEMENTS

                             CST ENTERTAINMENT, INC.

                                 BALANCE SHEETS

                                     ASSETS


                                                       JUNE 30,          DECEMBER 31,
                                                         1995                1995
                                                    -----------         -------------
Current assets:
  Cash. . . . . . . . . . . . . . . . . . . . . .   $    24,694         $   31,078
  Accounts receivable, net. . . . . . . . . . . .       368,868            706,214
  Work-in-process . . . . . . . . . . . . . . . .     1,161,868          1,368,556
  Prepaid expenses. . . . . . . . . . . . . . . .        33,384            191,601
  Receivable from related parties . . . . . . . .       215,000             15,000
                                                    -----------         ----------
    Total current assets. . . . . . . . . . . . .     1,803,814          2,312,449

Property and equipment:
  Color conversion equipment. . . . . . . . . . .     3,896,789          3,896,789
  Leasehold improvements and other equipment. . .     1,591,550          1,613,735
  Software. . . . . . . . . . . . . . . . . . . .       985,382          1,319,367
                                                    -----------         ----------
                                                      6,473,721          6,829,891
Less accumulated depreciation . . . . . . . . . .     5,118,680          5,463,156
                                                    -----------         ----------
                                                      1,355,041          1,366,735
                                                    -----------         ----------
Other assets:
  Patent, net of accumulated amortization of
    $520,633 and $542,251 . . . . . . . . . . . .        34,211             12,593
  Film library, net of accumulated amortization
    of $2,340,275 and $3,548,775. . . . . . . . .     1,878,010          2,357,706
  Other assets. . . . . . . . . . . . . . . . . .        16,147             18,447
  Notes receivable from officers. . . . . . . . .       192,263            192,263
  Accounts receivable - long-term . . . . . . . .       137,559            137,559
                                                    -----------         ----------
                                                      2,258,190          2,718,568
                                                    -----------         ----------
                                                     $5,417,045        $ 6,397,752
                                                    -----------         ----------
                                                    -----------         ----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable . . . . . . . . . . . . . . . . .    $  492,430        $   738,303
  Accounts payable. . . . . . . . . . . . . . . .       333,163            492,685
  Accrued expenses. . . . . . . . . . . . . . . .       537,852            563,013
  Deferred income . . . . . . . . . . . . . . . .       493,087            343,100
  Commitments payable-short-term. . . . . . . . .       174,258               -
  Loans payable to related party. . . . . . . . .          -                50,000
                                                    -----------         ----------
    Total current liabilities . . . . . . . . . .     2,030,790          2,187,101
                                                    -----------         ----------

Loan payable - non-current. . . . . . . . . . . .          -               750,000

Stockholders' equity:
  Common stock, par value $0.15 per share;
    authorized 40,000,000 shares; issued
    26,199,624 and 27,118,340 . . . . . . . . . .     3,929,944          4,067,751
  Additional paid-in capital. . . . . . . . . . .    55,667,022         56,072,741
  Accumulated deficit . . . . . . . . . . . . . .   (56,210,711)       (56,679,841)
                                                    -----------         ----------
                                                      3,386,255          3,460,651
                                                    -----------         ----------
                                                    $ 5,417,045        $ 6,397,752
                                                    -----------         ----------
                                                    -----------         ----------


                 See accompanying notes to financial statements.

                             CST ENTERTAINMENT, INC.

                            STATEMENTS OF OPERATIONS

                  THREE MONTHS ENDED DECEMBER 31, 1994 AND 1995
                                   (UNAUDITED)


                                                 1994             1995
                                             -----------     ------------
Revenue:
  Coloring income . . . . . . . . . . . . . .$ 1,088,057     $   613,320
  Licensing/royalty income. . . . . . . . . .     16,024       1,485,066
  Software sales income . . . . . . . . . . .    500,000           -
  Other income. . . . . . . . . . . . . . . .        205           -
                                             -----------     -----------

                                               1,604,286       2,098,386
                                             -----------     -----------

Expense:
  Production. . . . . . . . . . . . . . . . .    864,907         226,921
  Cost of software sold . . . . . . . . . . .    432,772           -
  Research and development  . . . . . . . . .     42,429          26,031
  Depreciation and amortization . . . . . . .    290,394         125,682
  Film library amortization . . . . . . . . .      2,500         986,500
  Participation and licensing . . . . . . . .       -            160,000
  General and administrative. . . . . . . . .    553,916         519,054
  Interest expense. . . . . . . . . . . . . .     97,607          33,551
                                             -----------     -----------

                                               2,284,525       2,077,739
                                             -----------     -----------

  Profit (loss) before extraordinary item . .   (680,239)         20,647
  Extraordinary item - gain from
    forgiveness of debt . . . . . . . . . . .     80,392            -
                                             -----------     -----------

  Net profit (loss) . . . . . . . . . . . . .  $(599,847)    $    20,647
                                             -----------     -----------
                                             -----------     -----------

Per share:
  Profit (loss) before extraordinary item . .  $   (0.03)    $      0.00
  Extraordinary item  . . . . . . . . . . . .       0.00            0.00
                                             -----------     -----------

  Net profit (loss) per share . . . . . . . .  $   (0.03)    $      0.00
                                             -----------     -----------
                                             -----------     -----------

  Weighted average number of common shares
    outstanding . . . . . . . . . . . . . . . 25,029,624      26,811,115
                                             -----------     -----------
                                             -----------     -----------



                 See accompanying notes to financial statements.

                             CST ENTERTAINMENT, INC.

                            STATEMENTS OF OPERATIONS

                   SIX MONTHS ENDED DECEMBER 31, 1994 AND 1995
                                   (UNAUDITED)

                                                 1994             1995
                                             -----------     ------------
Revenue:
  Coloring income . . . . . . . . . . . . . .$ 2,657,775     $ 1,292,100
  Licensing/royalty income. . . . . . . . . .    259,043       1,885,066
  Software sales income . . . . . . . . . . .    500,000            -
  Other income. . . . . . . . . . . . . . . .      2,640            -
                                             -----------     -----------

                                               3,419,458       3,177,166
                                             -----------     -----------

Expense:
  Production. . . . . . . . . . . . . . . . .  2,043,936         753,656
  Cost of software sold . . . . . . . . . . .    432,772            -
  Research and development  . . . . . . . . .     84,033          62,813
  Depreciation and amortization . . . . . . .    657,336         262,753
  Film library amortization . . . . . . . . .    117,129       1,208,500
  Participation and licensing . . . . . . . .       -            440,000
  General and administrative. . . . . . . . .  1,030,672         870,415
  Interest expense. . . . . . . . . . . . . .    121,952          48,159
                                             -----------     -----------

                                               4,487,830       3,646,296
                                             -----------     -----------

  Loss before extraordinary item. . . . . . . (1,068,372)       (469,130)
  Extraordinary item - gain from
    forgiveness of debt . . . . . . . . . . .     94,390            -
                                             -----------     -----------

  Net loss. . . . . . . . . . . . . . . . . .$  (973,982)    $  (469,130)
                                             -----------     -----------
                                             -----------     -----------

Per share:
  Loss before extraordinary item. . . . . . .$     (0.04)    $     (0.02)
  Extraordinary item  . . . . . . . . . . . .       0.00            0.00
                                             -----------     -----------

  Net loss per share. . . . . . . . . . . . .$     (0.04)    $     (0.02)
                                             -----------     -----------
                                             -----------     -----------

  Weighted average number of common shares
    outstanding . . . . . . . . . . . . . . . 25,023,376      26,506,081
                                             -----------     -----------
                                             -----------     -----------



                 See accompanying notes to financial statements.

                             CST ENTERTAINMENT, INC.

                            STATEMENTS OF CASH FLOWS

                   SIX MONTHS ENDED DECEMBER 31, 1994 AND 1995
                                   (UNAUDITED)

                           INCREASE (DECREASE) IN CASH


                                                       1994             1995
                                                    -----------     ------------
Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . .    $ (973,982)     $ (469,130)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation and amortization. . . . . . . .       774,465       1,471,253
     Non-cash payment of expenses . . . . . . . .         -              82,500
     Non-cash revenue from commitments payable. .         -            (174,258)
     Gain from forgiveness of debt. . . . . . . .       (94,390)           -
  (Increase) decrease in operating assets:
     Accounts receivable. . . . . . . . . . . . .        67,510        (337,346)
     Work in process. . . . . . . . . . . . . . .        (6,363)       (103,347)
     Prepaid expenses . . . . . . . . . . . . . .        13,146        (108,217)
     Receivable from related parties. . . . . . .         -             200,000
     Other assets . . . . . . . . . . . . . . . .         -              (2,300)
  Increase (decrease) in liabilities:
     Accounts payable . . . . . . . . . . . . . .       158,347         166,748
     Accrued expenses . . . . . . . . . . . . . .      (112,848)         25,161
     Deferred income. . . . . . . . . . . . . . .       (34,188)       (149,987)
     Loans payable to related party . . . . . . .         -              50,000
     Commitments payable. . . . . . . . . . . . .      (261,000)           -
                                                    -----------      ----------
  Total adjustments . . . . . . . . . . . . . . .       504,679       1,120,207
                                                    -----------      ----------
     Net cash used in operating activities. . . .      (469,303)        651,077
                                                    -----------      ----------

Cash flows from investing activities:
  Additions to property and equipment . . . . . .      (186,751)        (22,185)
  Additions to capitalized software . . . . . . .      (280,418)       (183,985)
  Sales of capitalized software . . . . . . . . .       432,772            -
  Additions to film library . . . . . . . . . . .         -          (1,688,196)
  Additions to note receivables from officers . .         -                -
                                                    -----------      ----------
     Net cash used in investing activities. . . .       (34,397)     (1,894,366)
                                                    -----------      ----------

Cash flows from financing activities:
  Payments of notes payable . . . . . . . . . . .        (7,801)         (4,127)
  Additions to notes and loans payable. . . . . .         -           1,250,000
  Proceeds from exercise of stock options . . . .        20,494           3,800
                                                    -----------      ----------

  Net cash provided by financing activities . . .        12,693       1,249,673
                                                    -----------      ----------

Net increase (decrease) in cash . . . . . . . . .      (491,007)          6,384

Cash at beginning of period . . . . . . . . . . .       601,602          24,694
                                                    -----------      ----------

Cash at end of period . . . . . . . . . . . . . .    $  110,595      $   31,078
                                                    -----------      ----------
                                                    -----------      ----------


                                   (Continued)

                             CST ENTERTAINMENT, INC.

                            STATEMENTS OF CASH FLOWS

                   SIX MONTHS ENDED DECEMBER 31, 1994 AND 1995
                                   (UNAUDITED)

                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


                                                       1994             1995
                                                    -----------     ------------
Cash paid during the six months for interest . . .   $  114,867     $      7,899
                                                    -----------     ------------
                                                    -----------     ------------


        SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING & FINANCING ACTIVITIES

SIX MONTHS ENDED DECEMBER 31, 1994

     The Company liquidated $94,390 of accounts payable through the forgiveness of debt.

SIX MONTHS ENDED DECEMBER 31, 1995

     The Company capitalized $49,211 and $103,322 of depreciation expense under its work-in-process for the quarter and six months ended December 31, 1995, respectively.

     The Company repaid $250,000 of notes payable by converting it to 500,000 shares of the Company's common stock.

     The Company liquidated $7,226 of accounts payable by issuing 14,450 shares of the Company's common stock.

     The Company paid $37,500 of outside consulting expense and prepaid $50,000 of outside consulting expense by issuing 100,000 shares of the Company's common stock.

     The Company paid $150,000 by issuing 300,000 shares of common stock for the repurchase of the rights to the animation software previously sold to Toreal Holdings Limited.

                 See accompanying notes to financial statements.

                             CST ENTERTAINMENT, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                DECEMBER 31, 1995


NOTE 1 - COMMENTS

    In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the Company's financial position at December 31, 1995, the results of operations for the quarter and six months ended December 31, 1995 and 1994 and the cash flows for the six months ended December 31, 1995 and 1994. Although management of the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1995.

    The results of operations for the quarter and six months ended December 31, 1995 are not necessarily indicative of the results of operations to be expected for the full year ending June 30, 1996.

    Certain prior period amounts have been reclassified to conform to current period's presentation.

NOTE 2 - LICENSE AGREEMENT

    In August 1995, the Company entered into a $800,000 licensing agreement whereby the Company will produce and deliver eight colorized one-half hour episodes. In exchange, the Company will receive foreign licensing fees which will be recognized as revenue upon delivery to the customer. As such, the Company will maintain certain domestic distribution rights and is currently pursuing licensing those rights. In October, 1995, the Company amended the agreement to produce an additional 18 (eighteen) one-half hour episodes under similar terms and conditions. The Company delivered four episodes in the quarter ended September 30, 1995 and sixteen episodes in the quarter ended December 31, 1995. The Company anticipates delivering the remaining six episodes by fiscal year end June 30, 1996.

NOTE 3 - NOTES PAYABLE

    In July 1995, the Company obtained short term financing by entering into a $500,000 note payable. The note bears interest at 12.50% and the principal and accrued interest are due November 1, 1995. The note is convertible at the option of the creditor into shares of the Company's common stock. The Company also issued 750,000 warrants to the creditor. The warrants are exercisable at $0.65 per share. The exercise price will be reduced to $0.50 per share if the note payable is not repaid in full by November 1, 1995. The note is secured by certain fixed assets of the Company. In November, 1995, $250,000 of the note was converted into 500,000 shares of the Company's common stock. The maturity date of the remaining $250,000 of the note and applicable accrued interest was extended to February 1, 1996. As of February 5, 1996, the Companies were negotiating payment terms for the remaining $250,000 note and applicable accrued interest.

NOTE 4 - LOANS PAYABLE TO RELATED PARTY

    In July 1995, Mr. Jonathan D. (Jody) Shapiro issued a short-term loan to the Company for $100,000 at an interest rate of 10.25%. Principal and interest was due on demand subject to certain terms and conditions. The loan was secured by certain fixed assets of the Company. In November 1995, the Company repaid the principal and accrued interest due to Mr. Shapiro. In December, 1995, Mr. Shapiro again loaned the Company $50,000 under similar terms and conditions of the first loan. As of February 5, 1996, the loan was still outstanding.

NOTE 5 - LINE OF CREDIT

    The Company obtained a line of credit and term loan with Coast Business
Credit.   The line of credit is for $750,000 and is based on valid trade receivables. The term loan portion is also for $750,000, and will be due three years from loan inception. The interest rate is approximately prime +2.5% and 3%, respectively and minimum monthly payments of $25,000 will be due regardless of outstanding balances. The line of credit and term loan are secured by the majority of the assets of the Company.

NOTE 6 - GERMAN LICENSING AGREEMENT

    In November, 1995, the Company entered into a long-term licensing agreement with Munich based BMG Ariola Muechen GmbH ("BMG") and Bavaria Kopierwerk GmbH ("Bavaria") to represent CST's technology to a nine-country network in Europe. As part of the agreement, BMG will install CST's patented software at its studio facility in Munich and be linked to CST's facility via phone lines. Services are expected to be on-line in the first quarter of 1996. In conjunction with the licensing agreement, the Company received a $200,000 advance, and in turn recognized an expense for $160,000 based on the terms of the agreement.

NOTE 7 - PATENT INFRINGEMENT LAWSUIT

    On January 25, 1996, the Company announced that it had filed a lawsuit against Silicon Graphics, Inc., Eastman Kodak Co. and LucosFilm, Ltd. that alleges infringement of CST's patented technology entitled Priority Masking Techniques for Video Special Effects. The patent was issued to CST by the U.S. Patent & Trademark Office as U.S. Patent No. 4,642,676 on February 10, 1987.

    The lawsuit, filed in the U.S. District Court for the Northern District of California, alleges that each of the defendants had been making, using and/or selling devices that embody CST's proprietary technology and otherwise inducing others to infringe its technology. CST is seeking an injunction to halt further infringement, an accounting of damages and the payment of attorney fees.

NOTE 8 - REPURCHASE OF ANIMATION SOFTWARE RIGHTS

    During the quarter ended December 31, 1995, the Company repurchased the animation rights to the software previously sold to Toreal Holdings Limited, in consideration for which the Company issued 300,000 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

    Coloring revenue for the quarter and six months ended December 31, 1995 decreased approximately 50%, as compared to 1994. At September 30, 1995, the two colorizing projects included in work-in-process which were awaiting customer approval for approximately $425,000 (188 minutes) were delivered. Furthermore, in the quarter ended September 30, 1994, the Company delivered over $1,000,000 of "The Little Rascals" colorized product (approximately 585 minutes), and over $1,800,000 (approximately 964 minutes) for the six months ended December 31, 1994. There were no such significant coloring contracts for the first six months of fiscal 1996, consistent with the Company's diversification of its sales.

    The increase in Licensing/royalty income in 1995 is due primarily to the results of the Featurizations division. The Company did not complete any projects for its Featurizations division during the quarter ended September 30, 1995. However, the Company did license its four previously completed 30-minute science fiction anthology segments (See Note 2). Furthermore, during the quarter ended December 31, 1995, the Company completed and delivered 16 episodes of programming. In addition, the Company also recognized $200,000 in licensing revenue related to the BMG/Bavaria agreement (See Note 6).

    The decrease in software sales income for the quarter and six months ended December 31, 1995 is due to the sale of the Company's animation software in December, 1994. The Company had no such sale in the quarter or six months ended December 31, 1995.

    The average price per minute delivered increased 22% and 37% in the quarter and six months ended December 31, 1995 as compared to 1994. The difference is the result of the Company steadily increasing its rates charged for services.

    Delivered minutes decreased 12% and 40% in the quarter and nine months ended December 31, 1995 as compared to 1994. Minutes produced decreased 10% and 16% in the quarter and six months ended December 31, 1995 as compared to 1994. The decreases in 1995 are attributable to the differences in the Company's operations in 1995 as compared to 1994 as described above. Also, in November 1995, the Company reduced its labor force by changing from three eight-hour shifts to two eight-hour shifts.

    The ratio of cost of production to color conversion revenue decreased 28% and increased 15% in the quarter and six months ended December 31, 1995 as compared to 1994 and is partly attributable to the differences in the Company's operations in 1995 as compared to 1994 as described above. This increase is also due primarily to costs incurred in the completion of the licensing projects in the quarter ended December 31, 1995.

    The average cost of minute produced increased 9% and 12% in the quarter and six months ended December 31, 1995 as compared to 1994 and is attributable to the differences in the Company's operations in 1995 as compared to 1994 as described above.

    Production expense decreased significantly in the quarter and six months ended December 31, 1995 due to the change in the Company's revenue base. In the quarter and six months ended, December 31, 1995, a significant portion of the revenue was licensing and royalty income. As such, capitalizable costs associated with these projects are being amortized in acordance with Statement of Financial Standards ("SFAS") No. 53.

    Research and development costs decreased 39% and 25% in the quarter and six months ended December 31, 1995 as compared to 1994. The decreases are the result of more of the Company's research and development personnel in 1994 being deployed to provide alternative adaptions and enhancements of animation and coloring software.

    General and administrative expenses decreased 6% and 16% in the quarter and six months ended December 31, 1995, as compared to 1994. The decreases resulted mainly from the employment of fewer corporate personnel in the Company's three additional operating divisions.

    Participation and licensing expense increased for the quarter and six months ended December 31, 1995, due to the new licensing agreements entered in August and November, 1995 (See Note 2 and 6). In the quarter ended September 30, 1995, the increase was due to the Company recording a $280,000 license fee expense in conjunction with the delivery of the four 30-minute science fiction anthology segments described above. In the quarter ended December 30, 1995, the Company recorded a $160,000 licensing expense in conjunction with the foreign license agreement entered into with BMG/Bavaria.

    Interest expense decreased 66% and 61% in the quarter and six months ended December 31, 1995 as compared to 1994. The decrease is primarily the result of interest costs incurred in financing arrangements entered into in the quarter ended September 30, 1994 whereby Company receivables were sold at discounted values. The decrease was slightly offset by the increase in interest incurred on the note and loans payable.

    Depreciation and amortization expense decreased 57% and 60% for the quarter and six months ended December 31, 1995. The decrease is attributed to the allocation of depreciation and amortization expense to production products and many of the assets becoming fully depreciated during the current and previous quarter. Depreciation and amortization expense before capitalization to production products was $191,182 and $174,893 for the quarter and six months ended December 31, 1995.

    The increase in film amortization expense in the quarter and six months ended December 31, 1995 is a direct result of amortization costs associated with licensing revenues.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital position as of December 31, 1995 was a positive $75,348 as compared to a negative $1,346,777 as of December 31, 1994. The Company has experienced significant negative cash flows from operations and the Company's independent certified public accountants included an explanatory paragraph in their last fiscal year-end report with respect to the Company's ability to continue as a going concern.

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

    During the six months ended December 31, 1995, the Company expended $22,185 on property and equipment for leasehold improvements and other equipment. The Company anticipates it will have capital expenditures over the next twelve months of between $100,000 and $300,000 for additional work-stations and/or upgrade of current work-stations.

    The Company expended $95,099 on the adaption of animation software for alternative uses and $88,886 on the enhancement of coloring software in the six months ended December 31, 1995. The Company expects to devote additional resources in the current fiscal year for the production and enhancements of its proprietary software.

    During the six months ended December 31, 1995, the Company produced and completed 16 productions for its film library. Furthermore, the Company delivered the Science Fiction Anthology "Attack of the Killer "B" Movies" to a foreign distributor. The Company anticipates future expenditures of $3 to $4 million over the next twelve months for future library products.

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

    The Company received proceeds of $3,800 from the exercise of stock options. The Company does not anticipate significant amounts of warrants or employee stock options will be exercised in 1996 as the majority of the Company's outstanding warrants and options are at an exercise price greater than the current market price of the Company's common stock.

    Future color conversion revenues and profits are dependent upon the successful attainment of contracts currently in negotiations. The Company has not yet attained annualized operating profitability. There can be no assurance that the Company's efforts will be sufficiently successful to ensure the ultimate viability of the Company.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         On January 25, 1996, the Company announced that it has filed a lawsuit against Silicon Graphics, Inc., Eastman Kodak, Co and LucasFilm Ltd. that alleges infringement of CST's patented technology entitled Priority Masking Techniques For Video Special Effects. The patent was issued to CST by the U.S. Patent & Trademark Office as U.S. Patent No. 4,642,676 on February 10, 1987.

         The lawsuit, filed in the U.S. District Court for the Northern Distrcit of California, alleges that each of the defendants has been making, using and/or selling devices that embody CST's proprietary technology and otherwise inducing others to infringe its technology. CST is seeking an injunction to halt further infringement, an accounting of damages and the payment of attorney fees.

Item 2.  Changes in Securities.  None.

Item 3.  Defaults upon Senior Securities.  None.

Item 4.  Submissions of Matters to a Vote of Security Holders.  None.

         On January 29, 1996, the Company held its Annual Meeting of Shareholders for the fiscal year ended June 30, 1995. At the meeting, the three items voted upon in the Proxy Solicitation were approved. These items included re-election of the five encumbent Board members, reappointment of the independent accountants, and approval of the proposal to increase the aggregate number of shares of Common Stock under the Company's 1990 Stock Option Plan from 2,400,000 to 4,400,000.


Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K.  None.

                                   SIGNATURES

    Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CST ENTERTAINMENT, INC.



                                    -----------------------------------------
                                    JONATHAN D. SHAPIRO
                                    PRESIDENT AND CHIEF EXECUTIVE OFFICER



                                    -----------------------------------------
                                    JEFFREY M. JACOBS
                                    CONTROLLER


February 5, 1996