Form 10-Q/A
period 1995-12-31
CST ENTERTAINMENT INC/DE/
filed 1996-02-20
CIK 771617

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------


                                    FORM 10-Q/A


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

                              Yes   X      No
                                  ------      -------

        The Registrant has 27,118,340 shares of common stock, par value $0.15 per share, issued and outstanding as of January 15, 1996.


        Total number of sequentially numbered pages in this document:   5
                                                                      -----


------------------------------------------------------------------------------
------------------------------------------------------------------------------

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


    The lawsuit, filed in the U.S. District Court for the Northern District of California, alleges that each of the defendants has been making, using and/or selling devices that embody CST's proprietary technology and otherwise inducing others to infringe its technology. CST is seeking an injunction to halt further infringement, an accounting of damages and the payment of attorney fees.


NOTE 8 - REPURCHASE OF ANIMATION SOFTWARE RIGHTS


    During the quarter ended December 31, 1995, the Company repurchased the rights to the animation software previously sold to Toreal Holdings Limited, in consideration for which the Company issued 300,000 shares of common stock.

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


    Depreciation and amortization expense decreased 57% and 60% for the quarter and six months ended December 31, 1995. The decrease is attributed to the allocation of depreciation and amortization expense to production products and many of the assets becoming fully depreciated during the current and previous quarter. Depreciation and amortization expense before capitalization to production products was $191,182 and $366,075 for the quarter and six months ended December 31, 1995.


    The increase in film amortization expense in the quarter and six months ended December 31, 1995 is a direct result of amortization costs associated with licensing revenues.

LIQUIDITY AND CAPITAL RESOURCES


    The Company's working capital position as of December 31, 1995 was a positive $125,348 as compared to a negative $1,346,777 as of December 31, 1994. The Company has experienced significant negative cash flows from operations and the Company's independent certified public accountants included an explanatory paragraph in their last fiscal year-end report with respect to the Company's ability to continue as a going concern.


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

                                    CST ENTERTAINMENT, INC.


                                    /s/Jonathan D. Shapiro
                                    -----------------------------------------
                                    JONATHAN D. SHAPIRO
                                    PRESIDENT AND CHIEF EXECUTIVE OFFICER



                                    /s/Jeffrey M. Jacobs
                                    -----------------------------------------
                                    JEFFREY M. JACOBS
                                    CONTROLLER




February 20, 1996