Form 10-Q
period 1996-03-31
CST ENTERTAINMENT INC/DE/
filed 1996-05-15
CIK 771617

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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

                                Yes _X_ No ____

    The Registrant has 27,278,340 shares of common stock, par value $0.15 per share, issued and outstanding as of May 6, 1996.

    Total number of sequentially numbered pages in this document: 15

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                            CST ENTERTAINMENT, INC.
                          FORM 10-Q FOR QUARTER ENDED
                                 MARCH 31, 1996
                                     INDEX

                                                                                                           PAGE NO.
                                                                                                          -----------
PART I -- FINANCIAL INFORMATION
Item 1.     Balance Sheets at June 30, 1995 and March 31, 1996..........................................           4
            Statements of Operations for the Quarter Ended March 31, 1995 and 1996......................           5
            Statements of Operations for the Nine Months Ended March 31, 1995 and 1996..................           6
            Statements of Cash Flows for the Nine Months Ended March 31, 1995 and 1996..................         7-8
            Notes to Financial Statements...............................................................        9-10
Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.......       11-13

PART II -- OTHER INFORMATION
Item 1.     Legal Proceedings...........................................................................          14
Item 2.     Changes in Securities.......................................................................          14
Item 3.     Defaults upon Senior Securities.............................................................          14
Item 4.     Submission of Matters to a Vote of Securities Holders.......................................          14
Item 5.     Other Information...........................................................................          14
Item 6.     Exhibits and Reports on Form 8-K............................................................          14
            Signature Page..............................................................................          15

                 (This page has been left blank intentionally)

ITEM 1.  FINANCIAL STATEMENTS

                            CST ENTERTAINMENT, INC.
                                 BALANCE SHEETS
                                     ASSETS

                                                                                       JUNE 30,       MARCH 31,
                                                                                         1995            1996
                                                                                    --------------  --------------
Current assets:
  Cash............................................................................  $       24,694  $      (11,837)
  Accounts receivable, net........................................................         368,868         611,922
  Work-in-process.................................................................       1,161,868         809,166
  Prepaid expenses................................................................          33,384         125,025
  Receivable from related parties.................................................         215,000          15,000
                                                                                    --------------  --------------
    Total current assets..........................................................       1,803,814       1,549,276
Property and equipment:
  Color conversion equipment......................................................       3,896,789       3,896,789
  Leasehold improvements and other equipment......................................       1,591,550       1,613,635
  Capitalized software............................................................         985,382       1,378,680
                                                                                    --------------  --------------
                                                                                         6,473,721       6,889,104
Less accumulated depreciation.....................................................       5,118,680       5,628,039
                                                                                    --------------  --------------
                                                                                         1,355,041       1,261,065
Other assets:
  Patent, net of accumulated amortization of $520,633 and $553,060................          34,211           1,784
  Film library, net of accumulated amortization of $2,340,275 and $4,346,015......       1,878,010       2,751,237
  Other assets....................................................................          16,147          18,936
  Notes receivable from directors/officers........................................         192,263         192,263
  Accounts receivable -- long-term................................................         137,559         137,559
                                                                                    --------------  --------------
                                                                                         2,258,190       3,101,779
                                                                                    --------------  --------------
                                                                                    $    5,417,045  $    5,912,120
                                                                                    --------------  --------------
                                                                                    --------------  --------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit..................................................................  $     --        $      235,420
  Notes payable...................................................................         492,430         736,032
  Accounts payable................................................................         333,163         562,868
  Accrued expenses................................................................         537,852       1,228,623
  Deferred income.................................................................         493,087         862,883
  Commitments payable.............................................................         174,258        --
  Loans payable to related party..................................................        --                50,000
                                                                                    --------------  --------------
    Total current liabilities.....................................................       2,030,790       3,675,826
                                                                                    --------------  --------------
Loan payable -- non-current.......................................................        --               703,125
Stockholders' equity:
  Common stock, par value $0.15 per share; authorized 40,000,000 shares; issued
   26,199,624 and 27,278,340......................................................       3,929,944       4,091,751
  Additional paid-in capital......................................................      55,667,022      56,142,741
  Accumulated deficit.............................................................     (56,210,711)    (58,701,323)
                                                                                    --------------  --------------
                                                                                         3,386,255       1,533,169
                                                                                    --------------  --------------
                                                                                    $    5,417,045  $    5,912,120
                                                                                    --------------  --------------
                                                                                    --------------  --------------

                See accompanying notes to financial statements.

                            CST ENTERTAINMENT, INC.
                            STATEMENTS OF OPERATIONS
                     QUARTER ENDED MARCH 31, 1995 AND 1996
                                  (UNAUDITED)

                                                                                         1995           1996
                                                                                     -------------  -------------
Revenue:
  Coloring income..................................................................  $   1,211,330  $     312,285
  Licensing/royalty income.........................................................       --              105,709
  Software sales income............................................................       --             --
  Other income.....................................................................             23       --
                                                                                     -------------  -------------
                                                                                         1,211,353        417,994
                                                                                     -------------  -------------
Expense:
  Production.......................................................................        802,668        181,929
  Cost of software sold............................................................       --             --
  Research and development.........................................................         52,656         22,593
  Depreciation and amortization....................................................        233,402        150,340
  Film library amortization........................................................          2,500        147,500
  Film library writedown...........................................................       --              649,740
  General and administrative.......................................................        538,855        511,294
  Lawsuits and litigation..........................................................       --              737,000
  Interest expense.................................................................          6,434         39,080
                                                                                     -------------  -------------
                                                                                         1,636,515      2,439,476
                                                                                     -------------  -------------
  Loss before extraordinary item...................................................       (425,162)    (2,021,482)
  Extraordinary item -- gain from forgiveness of debt..............................       --             --
                                                                                     -------------  -------------
  Net loss.........................................................................  $    (425,162)    (2,021,482)
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Per share:
  Loss before extraordinary item...................................................  $       (0.02) $       (0.07)
  Extraordinary item...............................................................           0.00           0.00
                                                                                     -------------  -------------
  Net loss per share...............................................................  $       (0.02) $       (0.07)
                                                                                     -------------  -------------
                                                                                     -------------  -------------
  Weighted average number of common shares outstanding.............................     25,279,624     27,225,007
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                See accompanying notes to financial statements.

                            CST ENTERTAINMENT, INC.
                            STATEMENTS OF OPERATIONS
                   NINE MONTHS ENDED MARCH 31, 1995 AND 1996
                                  (UNAUDITED)

                                                                                         1995           1996
                                                                                     -------------  -------------
Revenue:
  Coloring income..................................................................  $   3,869,105  $   1,604,385
  Licensing/royalty income.........................................................        259,043      1,990,775
  Software sales income............................................................        500,000       --
  Other income.....................................................................          2,663       --
                                                                                     -------------  -------------
                                                                                         4,630,811      3,595,160
                                                                                     -------------  -------------
Expense:
  Production.......................................................................      2,846,604        935,585
  Cost of software sold............................................................        432,772       --
  Research and development.........................................................        136,689         85,406
  Depreciation and amortization....................................................        890,738        413,093
  Film library amortization........................................................        119,629      1,356,000
  Film library writedown...........................................................       --              649,740
  Participation and licensing......................................................       --              440,000
  General and administrative.......................................................      1,569,527      1,381,709
  Lawsuits and litigation..........................................................       --              737,000
  Interest expense.................................................................        128,386         87,239
                                                                                     -------------  -------------
                                                                                         6,124,345      6,085,772
                                                                                     -------------  -------------
  Loss before extraordinary item...................................................     (1,493,534)    (2,490,612)
  Extraordinary item -- gain from forgiveness of debt..............................         94,390       --
                                                                                     -------------  -------------
  Net loss.........................................................................  $  (1,399,144) $  (2,490,612)
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Per share:
  Loss before extraordinary item...................................................  $       (0.06) $       (0.09)
  Extraordinary item...............................................................           0.00           0.00
                                                                                     -------------  -------------
  Net loss per share...............................................................  $       (0.06) $       (0.09)
                                                                                     -------------  -------------
                                                                                     -------------  -------------
  Weighted average number of common shares outstanding.............................     25,108,792     26,745,723
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                See accompanying notes to financial statements.

                            CST ENTERTAINMENT, INC.
                            STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED MARCH 31, 1995 AND 1996
                                  (UNAUDITED)
                          INCREASE (DECREASE) IN CASH

                                                                                          1995           1996
                                                                                      -------------  -------------
Cash flows from operating activities:
  Net loss..........................................................................  $  (1,399,144) $  (2,490,612)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Depreciation and amortization...................................................      1,010,366      1,769,093
    Non-cash payment of expenses....................................................       --              183,006
    Non-cash revenue from commitments payable.......................................       (666,000)      (174,258)
    Gain from forgiveness of debt...................................................        (94,390)      --
    Film library writedown..........................................................       --              649,740
(Increase) decrease in operating assets:
  Accounts receivable...............................................................       (139,731)      (243,054)
  Work in process...................................................................       (303,214)       486,520
  Prepaid expenses..................................................................         14,843        (46,766)
  Receivable from related parties...................................................       --              200,000
  Other assets......................................................................       --               (2,789)
Increase (decrease) in liabilities:
  Accounts payable..................................................................         22,674        260,931
  Accrued expenses..................................................................         77,459        690,771
  Deferred income...................................................................        460,465        369,796
  Loans payable to related party....................................................       --               50,000
  Commitments payable...............................................................       --             --
                                                                                      -------------  -------------
Total adjustments...................................................................        382,472      4,192,990
                                                                                      -------------  -------------
    Net cash used in operating activities...........................................     (1,016,672)     1,702,378
                                                                                      -------------  -------------
Cash flows from investing activities:
  Additions to property and equipment...............................................       (210,300)       (22,085)
  Additions to capitalized software.................................................       (360,168)      (243,298)
  Sales of capitalized software.....................................................        432,772       --
  Additions to film library.........................................................        (64,368)    (2,878,967)
  Additions to note receivables from officers.......................................       --             --
                                                                                      -------------  -------------
    Net cash used in investing activities...........................................       (202,064)    (3,144,350)
                                                                                      -------------  -------------
Cash flows from financing activities:
  Payments of notes payable.........................................................         (9,253)        (6,398)
  Payments on term loan.............................................................       --              (46,875)
  Additions to notes and loans payable..............................................       --            1,250,000
  Additions to line of credit.......................................................       --              204,914
  Proceeds from sale of restricted stock............................................        860,971       --
  Proceeds from exercise of stock options...........................................         20,494          3,800
                                                                                      -------------  -------------
    Net cash provided by financing activities.......................................        872,212      1,405,441
                                                                                      -------------  -------------
Net increase (decrease) in cash.....................................................       (346,524)       (36,531)
Cash at beginning of period.........................................................        601,602         24,694
                                                                                      -------------  -------------
Cash at end of period...............................................................  $     255,078  $     (11,837)
                                                                                      -------------  -------------
                                                                                      -------------  -------------

                                  (Continued)

                            CST ENTERTAINMENT, INC.
                            STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED MARCH 31, 1995 AND 1996
                                  (UNAUDITED)
                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                                                 1995       1996
                                                                                              ----------  ---------
Cash paid during the nine months for interest...............................................  $  135,886  $   8,269
                                                                                              ----------  ---------
                                                                                              ----------  ---------

       SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING & FINANCING ACTIVITIES

NINE MONTHS ENDED MARCH 31, 1995

    The Company liquidated $94,390 of accounts payable through the forgiveness of debt.

NINE MONTHS ENDED MARCH 31, 1996

    The Company capitalized $30,476 and $133,798 of depreciation expense under its work-in-process for the quarter and nine months ended March 31, 1996, respectively.

    The Company repaid $250,000 of notes payable by converting it to 500,000 shares of the Company's common stock.

    The Company liquidated $7,226 of accounts payable by issuing 14,450 shares of the Company's common stock.

    The Company paid $37,500 of outside consulting expense and prepaid $50,000 of outside consulting expense by issuing 100,000 shares of the Company's common stock.

    The Company paid $150,000 by issuing 300,000 shares of common stock for the repurchase of certain rights to the animation software previously sold to Toreal Holdings Limited.

    The Company liquidated $24,000 of accounts payable by issuing 57,600 warrants to purchase the Company's common stock.

    The Company paid $70,000 of outside legal expense by issuing 160,000 shares of the Company's common stock.

    The Company paid $30,506 of interest expense on its line of credit and term loan by adding such amounts to its available line of credit balance.

                See accompanying notes to financial statements.

                            CST ENTERTAINMENT, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

NOTE 1 -- COMMENTS
    In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the Company's financial position at March 31, 1996, the results of operations for the quarter and nine months ended March 31, 1996 and 1995 and the cash flows for the nine months ended March 31, 1996 and 1995. Although management of the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1995.

    The results of operations for the quarter and nine months ended March 31, 1996 are not necessarily indicative of the results of operations to be expected for the full year ending June 30, 1996.

    Certain prior period amounts have been reclassified to conform to current period's presentation.

NOTE 2 -- LICENSE AGREEMENT
    In August 1995, the Company entered into a $800,000 licensing agreement whereby the Company will produce and deliver eight colorized one-half hour episodes. In exchange, the Company will receive foreign licensing fees which will be recognized as revenue upon delivery to the customer. As such, the Company will maintain certain domestic distribution rights and is currently pursuing licensing those rights. In October, 1995, the Company amended the agreement to produce an additional 18 (eighteen) one-half hour episodes under similar terms and conditions. The Company delivered one episode in the quarter ended March 31, 1996, and twenty-one episodes in the nine months ended March 31, 1996. The Company anticipates delivering the remaining five episodes by fiscal year end June 30, 1996.

NOTE 3 -- NOTES PAYABLE
    In July 1995, the Company obtained short-term financing by entering into a $500,000 note payable. The note bears interest at 12.50% and the principal and accrued interest are due November 1, 1995. The note is convertible at the option of the creditor into shares of the Company's common stock. The Company also issued 750,000 warrants to the creditor. The warrants are exercisable at $0.65 per share. The exercise price will be reduced to $0.50 per share if the note payable is not repaid in full by November 1, 1995. The note is secured by certain fixed assets of the Company. In November, 1995, $250,000 of the note was converted into 500,000 shares of the Company's common stock. The maturity date of the remaining $250,000 of the note and applicable accrued interest was extended to February 1, 1996. As of May 6, 1996, the Companies were negotiating payment terms for the remaining $250,000 note and applicable accrued interest.

NOTE 4 -- LOANS PAYABLE TO RELATED PARTY
    In July 1995, Mr. Jonathan D. (Jody) Shapiro issued a short-term loan to the Company for $100,000 at an interest rate of 10.25%. Principal and interest was due on demand subject to certain terms and conditions. The loan was secured by certain fixed assets of the Company. In November 1995, the Company repaid the principal and accrued interest due to Mr. Shapiro. In December 1995, Mr. Shapiro again loaned the Company $50,000 under similar terms and conditions of the first loan. As of May 6, 1996, the loan and applicable accrued interest were still outstanding.

NOTE 5 -- LINE OF CREDIT/TERM LOAN
    In November 1995, the Company obtained a line of credit and term loan with Coast Business Credit. The line of credit is for $750,000 and is based on valid trade receivables. The term loan portion is also for $750,000, and is due three years from loan inception. The interest rate on the line of credit and term loan is prime +3% and 3.5%, respectively, and minimum monthly principal loan repayments of $15,625 are due regardless of the outstanding balance. Additionally, minimum monthly interest payments of $3,000 are due

                            CST ENTERTAINMENT, INC.
              NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1996

NOTE 5 -- LINE OF CREDIT/TERM LOAN (CONTINUED) on the line of credit regardless of the outstanding balance. The line of credit and term loan are secured by the majority of the assets of the Company. In April 1996, the line of credit and term loan were restructured whereby the term loan portion was increased to $1,000,000. Accordingly, the line of credit portion was reduced to $500,000. All other terms and conditions of the debt agreements remained essentially unchanged.

NOTE 6 -- GERMAN LICENSING AGREEMENT
    In November, 1995, the Company entered into a long-term licensing agreement with Munich based BMG Ariola Muenchen GmbH ("BMG") and Bavaria Kopierwerk GmbH ("Bavaria") to represent CST's technology to a nine-country network in Europe. As part of the agreement, BMG installed CST's patented software at its studio facility in Munich which is linked to CST's facility via phone lines. In conjunction with the licensing agreement, the Company received a $200,000 advance, and in turn recognized an expense for $160,000 based on the terms of the agreement. Services became on-line in February 1996, and the Company is currently working on its first Color FX project for BMG.

NOTE 7 -- PATENT INFRINGEMENT LAWSUIT
    On January 25, 1996, the Company announced that it has filed a lawsuit against Silicon Graphics, Inc., Eastman Kodak Co and LucasFilm Ltd. that alleges infringement of CST's patented technology entitled Priority Masking Techniques For Video Special Effects. The patent was issued to CST by the U.S. Patent & Trademark Office as U.S. Patent No. 4,642,676 on February 10, 1987.

    The lawsuit, filed in the U.S. District Court for the Northern District of California, alleges that each of the defendants has been making, using and/or selling devices that embody CST's proprietary technology and otherwise inducing others to infringe its technology. CST is seeking an injunction to halt further infringement, an accounting of damages and the payment of attorney fees.

NOTE 8 -- REPURCHASE OF ANIMATION SOFTWARE RIGHTS
    During the quarter ended December 31, 1995, the Company repurchased certain rights to the animation software previously sold to Toreal Holdings Limited, in consideration for which the Company issued 300,000 shares of common stock.

NOTE 9 -- BANK OF AMERICA LAWSUIT
    On April 18, 1996, in Case No. SC 031 643 entitled BANK OF AMERICA NATIONAL TRUST ETC. V. CST ENTERTAINMENT IMAGING, INC., ETC., ET AL., the Superior Court of California, County of Los Angeles, entered a judgment in favor of Bank of America National Trust and Savings Association ("Bank of America") and against CST Entertainment, Inc. (the "Company") in the principal sum of $437,421.50, plus interest at the rate of 7% per annum on $404,610.54 of such principal sum from December 12, 1994 to March 8, 1996, plus additional interest, at the rate of $77.60 per day, from March 9, 1996 to April 18, 1996. The foregoing judgment was based upon Bank of America's allegations that the Company had in its possession and control property belonging to Gerald Shefsky, the Company's Chairman of the Board and former Chief Executive Officer, which property is subject to execution in satisfaction of a prior judgment obtained by Bank of America against Mr. Shefsky in the amount of $486,528.20. The Company intends to appeal the decision and defend its position vigorously. The Company has accrued amounts for the judgment, including the principal, interest and applicable legal expenses related to this lawsuit during the quarter ended March 31, 1996.

NOTE 10 -- FILM LIBRARY WRITEDOWN
    The Company's film library is carried at the lower of cost or estimated net realizable value. The film library costs primarily include the rights to acquire the film and internally generated costs of production and colorization. The film library is evaluated periodically, and when management determines costs are not recoverable, the library is written down to net realizable value. The film library was written down by $649,740 to $2,751,237 during the quarter ended March 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

    Coloring revenue for the quarter and nine months ended March 31, 1996 decreased approximately 74% and 59%, respectively, as compared to 1995. In the nine months ended March 31, 1995, the Company delivered over $1,800,000 (approximately 964 minutes) of "The Little Rascals" colorized product. There were no such significant coloring contracts for the first nine months of fiscal 1996, consistent with the Company's diversification of its sales. The Company is currently in production on three significant coloring contracts (approximately 300 minutes) and anticipates completion and delivery by fiscal year end June 30, 1996.

    The increase in Licensing/royalty income in 1996 is due primarily to the results of the Featurizations division. The Company completed and delivered one project for its Featurizations division during the quarter ended March 31, 1996 and seventeen episodes of programming during the nine months ended March 31, 1996 (See Note 2 of Notes to Unaudited Financial Statements). In addition, the Company also recognized $200,000 in licensing revenue related to the BMG/Bavaria agreement (See Note 6 of Notes to Unaudited Financial Statements).

    The decrease in software sales income for the quarter and nine months ended March 31, 1996 is due to the sale of the Company's animation software in December, 1994. The Company had no such sale in the quarter or nine months ended March 31, 1996.

    The average price per minute delivered increased 74% and 25% in the quarter and nine months ended March 31, 1996 as compared to 1995. The increase is due primarily to the majority of the March 31, 1996 quarter end revenues being Color FX projects which generate a higher price per minute. Additionally, the difference is the result of the Company steadily increasing its rates charged for services.

    Delivered minutes decreased 82% and 51% in the quarter and nine months ended March 31, 1996 as compared to 1995. Minutes produced decreased 42% and 24% in the quarter and nine months ended March 31, 1996 as compared to 1995. The decreases in 1996 are attributable to the differences in the Company's operations in 1996 as compared to 1995 as described above. Also, in November 1995, the Company reduced its labor force by changing from three eight-hour shifts to two eight-hour shifts. In addition, the Company reduced its labor force again in January 1996 by changing from two eight-hour shifts to two four-hour shifts for a significant portion of its production labor force. In April 1996, the Company increased its production labor force back to two eight-hour shifts.

    The ratio of cost of production to color conversion revenue increased 130% and increased 81% in the quarter and nine months ended March 31, 1996 as compared to 1995 and is partly attributable to the differences in the Company's operations in 1996 as compared to 1995 as described above. This increase is also due primarily to costs incurred in the completion of the licensing projects in the nine months ended March 31, 1996.

    The average cost of minute produced increased 21% and 45% in the quarter and nine months ended March 31, 1996 as compared to 1995 and is attributable to the differences in the Company's operations in 1996 as compared to 1995 as described above.

    Production expense decreased significantly in the quarter and nine months ended March 31, 1996 due to the change in the Company's revenue base. In the quarter and nine months ended March 31, 1996, a significant portion of the revenue was licensing and royalty income. As such, capitalizable costs associated with these projects are being amortized in accordance with Statement of Financial Standards ("SFAS") No. 53. The decrease is also due to the reduction in the production labor force as described above.

    Research and development costs decreased 57% and 38% in the quarter and nine months ended March 31, 1996 as compared to 1995. The decreases are the result of more of the Company's research and development personnel in 1995 being deployed to provide alternative adaptions and enhancements of animation and coloring software.

    General and administrative expenses decreased 5% and 12% in the quarter and nine months ended March 31, 1996, as compared to 1995. The decreases were due to more projects in production resulting in more overhead being capitalized to the Company's film library and work-in-process than in the same periods for 1995. The decreases also resulted from the employment of fewer corporate personnel in the Company.

    Lawsuits and litigation expense increased for the quarter and nine months ended March 31, 1996 due mainly to the significant legal costs associated with the Patent Infringement and Bank of America lawsuits (See Notes 7 and 9 of Notes to Unaudited Financial Statements).

    Participation and licensing expense increased for the nine months ended March 31, 1996 due to new licensing agreements entered into in August and November, 1995 (see Notes 2 and 6 of Notes to Unaudited Financial Statements). In the quarter ended September 30, 1995, the Company recorded a $280,000 license fee expense in conjunction with the delivery of the four 30-minute science fiction anthology segments described above. In the quarter ended December 31, 1995, the Company recorded a $160,000 licensing expense in conjunction with the foreign license agreement entered into with BMG/Bavaria.

    Interest expense increased 507% and decreased 32% in the quarter and nine months ended March 31, 1996 as compared to 1995. The increase was due to the increase in interest incurred on the notes payable, loans payable and line of credit. The decrease is primarily the result of interest costs incurred in financing arrangements entered into in the nine months ended March 31, 1995 whereby Company receivables were sold at discounted values.

    Depreciation and amortization expense decreased 36% and 54% for the quarter and nine months ended March 31, 1996. The decrease is attributed to the allocation of depreciation and amortization expense to production products and many of the assets becoming fully depreciated during the current and previous quarter. Depreciation and amortization expense before capitalization to production products was $180,816 and $546,891 for the quarter and nine months ended March 31, 1996.

    The increase in film amortization expense in the quarter and nine months ended March 31, 1996 is a direct result of amortization costs associated with licensing revenues.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital position as of March 31, 1996 was a negative $2,126,550 as compared to a negative $326,734 as of March 31, 1995. The Company has experienced significant negative cash flows from operations and the Company's independent certified public accountants included an explanatory paragraph in their last fiscal year-end report with respect to the Company's ability to continue as a going concern.

    The following are the Company's plans for improving operations: securement of production work; securement of working capital; production capacity flexibility; development of Featurization products and other products for its own library; expansion of the Company's Color FX division; animation "inking and painting" production; and animation software licensing.

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

    During the nine months ended March 31, 1996, the Company expended $22,085 on property and equipment for leasehold improvements and other equipment. The Company anticipates it will have capital expenditures over the next twelve months of between $100,000 and $300,000 for additional work-stations and/or upgrade of current work-stations.

    The Company expended $115,892 on the adaption of animation software for alternative uses and $127,406 on the enhancement of coloring software in the nine months ended March 31, 1996. The Company expects to devote additional resources in the current fiscal year for the production and enhancements of its proprietary software.

    During the nine months ended March 31, 1996, the Company produced and completed 20 productions for its film library, including three films under its MGM/UA agreement, at a cost of approximately $2.9 million. Furthermore, the Company delivered the Science Fiction Anthology "Attack of the Killer "B" Movies" to a foreign distributor. The Company anticipates future expenditures of $3 to $4 million over the next twelve months for future library products.

    Should the Company be successful in obtaining the contracts currently under negotiation, the Company anticipates cash flows from operations to be positive over the next twelve months. The Company believes it will cover any needed cash requirements, including capital ependitures, over the next twelve months through operating cash flow, pre-sales of its library products, sales of software products, placements of the Company's equity securities or other financing arrangements which the Company is currently pursuing (See Note 5 of Notes to Unaudited Financial Statements).

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

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

         PATENT INFRINGEMENT LAWSUIT

         On January 25, 1996, the Company announced that it has filed a lawsuit against Silicon Graphics, Inc., Eastman Kodak Co and LucasFilm Ltd. that alleges infringement of CST's patented technology entitled Priority Masking Techniques For Video Special Effects. The patent was issued to CST by the U.S. Patent & Trademark Office as U.S. Patent No. 4,642,676 on February 10, 1987.

         The lawsuit, filed in the U.S. District Court for the Northern District of California, alleges that each of the defendants has been making, using and/or selling devices that embody CST's proprietary technology and otherwise inducing others to infringe its technology. CST is seeking an injunction to halt further infringement, an accounting of damages and the payment of attorney fees.

         BANK OF AMERICA LAWSUIT

         On April 18, 1996, in Case No. SC 031 643 entitled BANK OF AMERICA NATIONAL TRUST ETC. V. CST ENTERTAINMENT IMAGING, INC., ETC., ET AL., the Superior Court of California, County of Los Angeles, entered a judgment in favor of Bank of America National Trust and Savings Association ("Bank of America") and against CST Entertainment, Inc. (the "Company") in the principal sum of $437,421.50, plus interest at the rate of 7% per annum on $404,610.54 of such principal sum from December 12, 1994 to March 8, 1996, plus additional interest, at the rate of $77.60 per day, from March 9, 1996 to April 18, 1996. The foregoing judgment was based upon Bank of America's allegations that the Company had in its possession and control property belonging to Gerald Shefsky, the Company's Chairman of the Board and former Chief Executive Officer, which property is subject to execution in satisfaction of a prior judgment obtained by Bank of America against Mr. Shefsky in the amount of $486,528.20.

Item 2.  Changes in Securities. None.

Item 3.  Defaults upon Senior Securities. None.

Item 4.  Submissions of Matters to a Vote of Security Holders.

         On January 29, 1996, the Company held its Annual Meeting of Shareholders for the fiscal year ended June 30, 1995. At the meeting, the three items voted upon in the proxy solicitation were approved. These items included re-election of the five incumbent Board members, re-appointment of the independent accountants, and the proposal to increase the aggregate number of shares of Common Stock under the Company's 1990 Stock Option Plan from 2,400,000 to 4,400,000.

Item 5.  Other Information. None.

Item 6. Exhibits and Reports on Form 8-K. (Form 8-K filed previously with the Commission on May 8, 1996 via EDGAR).

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

May 6, 1996