Form 10-K
period 1996-06-30
CST ENTERTAINMENT INC/DE/
filed 1996-11-01
CIK 771617

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   ----------

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                        FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 0-14613

                                   ----------

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

                                   ----------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock Par Value $0.15 Per Share

                                   ----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting common stock held by non-affiliates, based upon the last reported sale price of the Common Stock on the American Stock Exchange on September 25, 1996, was approximately $6,819,585.

         As of September 25, 1996, there were 27,278,340 shares of common stock outstanding.

================================================================================

                                     PART 1

ITEM 1. BUSINESS

         General:

         CST Entertainment, Inc., (the "Company" or "CST") was incorporated in Delaware in 1983 and is the pioneer in the electronic conversion of black-and-white videotape to color. For the past three to four years the Company has been restructuring its debt and cutting expenses. In recent years, the Company restructured or paid off significant portions of its debt, reduced overhead, raised working capital and upgraded its original analog color conversion system to a state-of-the-art digital system. In 1994, the Company engaged a new president and divided itself into four divisions: CST Coloring ("Coloring") - colorizing old black-and-white productions; CST Color F/X ("Color F/X") - coloring new black-and-white productions; CST Featurizations ("Featurizations") - unique blend of new and/or old color and black-and-white productions; and CST Computoons ("Computoons") - the Company's animation ink, paint and composite and software division. The Company is engaged in two principal business segments: conversion of black-and-white videotape to color and film licensing/royalty income. See below for further description. Certain of the divisions generate revenues in each of the business segments.

         The Company began color conversion operations in 1983. In October 1986, the Company entered into the film distribution business, when it purchased a film library for approximately $11.5 million. Anticipated revenues from the library were never realized and the Company defaulted on a note which was collateralized by the film library. In September 1989, the note-holder purchased the library and related assets for $3.75 million in a foreclosure sale. The Company at this time was working on restructuring itself and was able to maintain operations and cash flows only because of the concessions and cooperation of its creditors and customers. In May 1990, the Company's backlog of business was depleted and the Company was forced to lay-off virtually all of its employees. In November 1990, Chairman of the Board, Gerald Shefsky relocated from Canada to devote his full attention as Chief Executive Officer. During Mr. Shefsky's tenure, the Company raised $14 million of working capital, replaced its analog coloring system with a superior digital system and consummated agreements to restructure $26.3 million of debt into $7.5 million with $11.1 million converted into equity and $7.7 million relieved through debt forgiveness. Such accomplishments have helped in transforming stockholders' equity from a negative $17.2 million in June 1989 to a positive $.5 million in June 1996. In February 1995, Mr. Shefsky relocated back to Canada in conjunction with his relinquishment as CEO. In July 1996, Mr. Shefsky resigned his position with the Company.

         The Company completed its restructuring during fiscal 1994 and currently is continuing to expand and diversify its business base, securing production work and generating products for its own library. To accomplish these goals, in 1994 the Company engaged a new president and divided itself into four divisions. The Company's new President and Chief Operating Officer, Jonathan D.
(Jody) Shapiro became Chief Executive Officer in December 1994. In 1996, Mr. Shapiro continued to expand and diversify CST's business base. The Company's Featurization division entered into a licensing agreement to produce and deliver a total of thirteen (13) John Wayne "Young Duke" episodes and thirteen (13) "Attack of the Killer B's" science fiction anthology episodes with Nelvana Tech. Furthermore, the Company entered into a new licensing agreement with BMG Ariola Muenchen GmbH ("BMG") and Bavaria Kopierwek GmbH ("Bavaria") to represent CST's technology to a nine-country network in Europe. The Company is currently in negotiations for production work in all four divisions. Due to recent marketing efforts and the improved quality of completed products, the Company anticipates continued growth in all of its divisions.

         Business Segments (also see Note 20 to the Financial Statements which is incorporated herein by reference):

         The Company's primary line of business is the electronic conversion of black-and-white videotape into color.

         The Company's second line of business is the licensing and distribution of its film library. The Company also retains a participatory interest in color converted material owned by other entities. Revenues generated by products produced in the Company's Featurizations and Computoons divisions would generally be reflected under this segment as well as revenues generated from the sale of colorized public domain movies. The Company reflects revenues from this segment as licensing/royalty income.

         In February 1993, the Company entered into a subcontracting agreement and a joint venture agreement with a third-party in an effort to penetrate the European color conversion market. The Company and its joint venturer each own half of the joint venture. The Company has the exclusive right to color convert materials for the joint venture for a fee equal to two-thirds of the fee charged by the joint venture to its color conversion customers. The Company has equal rights to accept or reject projects submitted to the joint venture and the contract price for projects. The joint venture is responsible for all pre-production, art and post production work. The Company is responsible for only the color conversion. As equal owners, the Company and its joint venturer will share equally in any profits generated from the joint venture. In 1993, the joint venture conducted limited operations in Paris, France which have since been discontinued. The Company was involved in a lawsuit with the joint venturer, which was settled subsequent to fiscal year end June 30, 1996
(see Note 21).

Description of Business:

         Principal Products: The Company's principal product is the electronic conversion of black-and-white videotape into color. The principal customers of the Company are U.S. and international owners of black-and-white product, usually movie and television studios, for the Coloring and Featurizations divisions. The principal customers for the Color F/X division are advertising agencies, music video production companies and producers of new television programs. The color converted product is normally distributed through television and cable stations and also through home video. The Company has suffered technical, production and economic setbacks in the past. The Company operated at a loss for 1996 (see Statements of Operations for net loss for the three years ended June 30, 1996). In 1996, the Company financed operations and cash flow by obtaining a term loan and line-of-credit along with certain reductions in expenses. The Company continues to refine its color conversion system and its animation software.

         Sources of Raw Materials: The amount of old black-and-white product in the world is a finite number. The Company does not believe it will color convert so much product as to deplete the sources of old black-and-white product valuable enough to color convert. The growth of new product produced in black-and-white for Color F/X increased dramatically in 1995 and 1996. Recently, the Company has seen an increase in domestic and international entities interested on color conversion.

         Patents: The Company's color conversion system is covered by two patents. The Company expects to file for patent and copyright protection on all products, software codes and materials it creates. There can be no assurance that the Company's current patents, or future patents and/or copyrights, if challenged, will be upheld, nor can there be any assurance that a prospective competitor will not be able to develop the means of bypassing claims covered by these patents. Although the Company does not believe that the loss of its patents would impair its ability to achieve successful operations, the loss of its patents might facilitate the entry of future competitors into the Company's markets. Because the Company's patents are not and can no longer be registered in foreign countries, the Company has no protection under these patents outside the United States. However, the Company does have patent protection rights in Italy and Canada on the patents described above. In August 1995, the Company filed for new patents based on significant new coloring conversion developments. See Note 3 with respect to the patent infringement lawsuit.

         Primary Customers: The Company has numerous major customers in fiscal 1994 through 1996 as described in Note 1 to the Financial Statements, which is incorporated herein by reference.

         Backlog: The Company continues to have discussions with numerous entities for production work in all four of its divisions. As of October 1996, the Company believes it has a firm sales backlog of almost $2.5 million, a portion of which is expected to be realized in revenues in 1997. Also as of October 1996, the Company is in discussions for over $10 million of production work, a portion of which is expected to be realized in 1997. There can be no assurance that the Company will be able to materialize these verbal indications in the form of written contracts. At the same time last year, the Company had verbal indications of $10 million of which approximately $3 million was realized in 1996.

         Competition: The Company's primary competition in the color conversion business was American Film Technologies, Inc. ("AFT"). AFT filed for bankruptcy in fiscal 1994 and, to the best of the Company's knowledge, is no longer providing coloring service. The Company does not know of any other major competitors.

         Research and Development: The Company continues to improve and modify the digital coloring system in order to increase production and quality and capitalizes the related costs. During fiscal 1993 and 1994, the Company completed its first product developed by its animation software. Subsequent to this, the Company has been capitalizing animation software system costs. See Statements of Operations for research and development expenses and Statements of Cash Flows for capitalized software costs incurred in the three years ended June 30, 1996 and Management's Discussion & Analysis of Financial Condition & Results of Operations.

         Employees: As of June 30, 1996, the Company employed approximately 84 full-time employees, consisting of 15 administrative personnel and officers, two post production personnel, one maintenance personnel, two engineers and approximately sixty four color conversion operations personnel. The Company expects it will employ the necessary personnel to fulfill its delivery obligations.

ITEM 2. PROPERTIES

         The Company's operations, including all production, engineering and executive offices, are located at its 18,024 square foot facility at 5901 Green Valley Circle, Suite 400, Culver City, California 90230. The Company leases this facility, which lease terminates on September 30, 1999 and may be extended another one to five years. The Company believes its facility is adequate for its current and future production capacity.

ITEM 3. LEGAL PROCEEDINGS

         The Company is a party to various other legal proceedings, all of which are considered routine and incidental to the business of the Company and are not material to its financial condition and operations except as described below. The Company is not a party to any litigation which is expected to have a material adverse effect upon the Company's financial condition or results of operations except as described below.

         Patent Infringement Lawsuit:

         On January 25, 1996, the Company announced that it has filed a lawsuit against Silicon Graphics, Inc., Eastman Kodak Co. and LucasFilm Ltd. that alleges infringement of CST's patented technology entitled Priority Masking Techniques for Video Special Effects. The patent was issued to CST by the U.S. Patent & Trademark Office as U.S. Patent No. 4,642,676 on February 10, 1987.

         The lawsuit, filed in the U.S. District Court for the Northern District of California, alleges that each of the defendants has been making, using and/or selling devices that embody CST's proprietary technology and otherwise inducing others to infringe its technology. CST is seeking an injunction to halt further infringement, an accounting of damages and the payment of attorney fees.

         Bank of America Lawsuit

         On April 18, 1996, in Case No. SC 031 643 entitled Bank of America National Trust etc. v. CST Entertainment Imaging, Inc., etc. et al., the Superior Court of California, County of Los Angeles, entered a judgment in favor of Bank of America National Trust and Savings Association ("Bank of America") and against CST Entertainment, Inc. (the "Company") in the principal sum of $437,421, plus interest at the rate of 7% per annum on $404,610 of such principal sum from December 12, 1994 to March 8, 1996, plus additional interest, at the rate of approximately $78 per day, from March 9, 1996 to April 18, 1996. The foregoing judgment was based upon Bank of America's allegations that the Company had in its possession and control property belonging to Gerald Shefsky, the Company's former Chairman of the Board and former Chief Executive Officer, which property is subject to execution in satisfaction of a prior judgment obtained by Bank of America against Mr. Shefsky in the amount of $486,528. The Company has appealed the decision and will continue to defend its position vigorously. The Company accrued amounts for the judgment, including the principal, interest and applicable legal expenses related to this lawsuit during the quarter ended March 31, 1996. The Company has been and is currently in discussions with Bank of America and Gerald Shefsky regarding settlement of the matter.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's stock is listed on the American Stock Exchange under the symbol CLR. The following table sets forth the high and low sale prices reported on the American Stock Exchange for the period from July 1994 through June 1996.

                                             FISCAL 1995          FISCAL 1996
                                           ---------------      ---------------
                                           HIGH        LOW      HIGH        LOW
                                           ----        ---      ----        ---
First Quarter                              1 1/2          1     1 1/8      11/16
Second Quarter                             1 3/8        3/4     15/16       7/16
Third Quarter                              1 1/2      15/16     15/16        1/2
Fourth Quarter                             1 1/8        3/4      9/16        3/8

         On September 25, 1996, the last sale price for the Common Stock, as reported on the American Stock Exchange, was $1/4 per share. As of September 25, 1996, there were 687 holders of record of shares of the Common Stock.

         The Company has never paid any cash dividends on its Common Stock and anticipates that for the foreseeable future all earnings, if any, will be retained for use in its business.

ITEM 6. SELECTED FINANCIAL DATA

                                                           YEAR ENDED JUNE 30,
                                -----------------------------------------------------------------------
                                    1992           1993           1994           1995           1996
                                -----------    -----------    -----------    -----------    -----------
STATEMENT OF OPERATIONS DATA:
  Coloring revenue              $ 3,758,900    $ 3,703,122    $ 2,242,101    $ 4,913,136    $ 2,326,931
  Total revenue                   4,764,573      3,752,106      3,337,268      6,122,164      4,826,464
  Production expense              3,273,761      3,199,653      1,660,842      3,487,089      1,116,913
  Film library amortization .       305,018         40,000        334,128        246,129      1,828,500
  Research & development
    expense                         157,464        388,568        289,379        192,253         95,489
  Other expenses                  4,058,802      3,375,027      2,945,767      3,656,637      5,255,048
  Loss before extraordinary
    item                         (3,030,472)    (3,251,142)    (1,892,848)    (1,459,944)    (3,469,486)
  Loss before extraordinary
    item per share                    (0.21)         (0.18)         (0.08)         (0.06)         (0.13)

BALANCE SHEET DATA:
  Current assets                  1,023,522        649,878      1,745,419      1,803,814      1,832,909
  Total assets                    3,914,656      2,862,251      6,246,600      5,417,045      5,269,538
  Current liabilities             1,987,896      1,829,836      2,082,690      2,030,790      4,119,818
  Long-term obligations           1,670,947        560,172        280,086             --        640,425
  Stockholders' equity              255,813        472,243      3,883,824      3,386,255        509,295

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Results of Operations

         For the year ended June 30, 1996, the Company reported an operating loss of $3.5 million as compared to an operating loss of $1.5 million in fiscal 1995 and $1.9 million in fiscal 1994. The 1996 results are primarily the result of lower coloring revenues of approximately $2.5 million and higher film amortization of nearly $1.6 million as compared to fiscal 1995, along with an accrual for almost $.6 million relating to a lawsuit with Bank of America (see
Note 13). In addition, the Company also wrote- down its film library in 1996 by almost $1.5 million based on lower than anticipated sales of its library products. In addition, the Company operated the colorization facility at less than optimum capacity during a portion of 1996, but took proactive measures to reduce staffing and certain expenses to meet sales demand throughout 1996. The Company is continuing with this philosophy and is currently analyzing various cost-cutting measures.

         For the past four to five years, the Company has been restructuring its debt and cutting expenses. In 1996, the Company's strategy has been the continued diversification of its business, the securement of contracts for production work and the generation of products for its own library. In 1994, the Company engaged a new president and divided itself into four divisions: CST Coloring ("Coloring") - colorizing old black-and-white productions; CST Color F/X ("Color F/X") - colorizing new productions which are purposely shot in black-and-white so as to take advantage of the Company's unique coloring abilities; CST Featurization ("Featurizations") - unique blend of new and/or old color and black-and-white productions; and CST Computoons ("Computoons") - the Company's new animation ink, paint and composite and software division. In 1996, the Company was successful in securing numerous contracts including approximately $2.2 million for producing and licensing 26 episodes of Featurizations programming. The Company continued to further diversify its business as Color F/X revenues were almost 38% of total coloring revenue, compared with 25% for 1995. In 1996, 30% of the Company's revenues from its two business segments were derived from the Coloring division, 18% from the Color F/X division, and 48% from the Featurizations division. The Company is currently in the process of producing and pre-selling other Featurizations products. The Computoons division completed two projects during the year, including one animated commercial and an animated short story. The Computoons division is currently developing three to four animation products and completed the development of its animation software. Additional revenues are expected to be generated from the Computoons division in 1996. The Company is currently in negotiations for additional contracts in all of these divisions. Future revenues and profits are dependent on the successful attainment of these contracts.

         Delivered minutes decreased 46% in 1996 as compared to 1995 and increased 156% in 1995 as compared to 1994. The decreases in 1996 are attributable to the differences in the Company's operations in 1996 as compared to 1995 above. Also, in November 1995, the Company reduced its labor force by changing from three eight-hour shifts to two eight-hour shifts. In January 1996, the Company again reduced its labor force by reducing to two four-hour shifts for a significant portion of its production labor force. In April 1996, the Company increased its production labor force back to two eight-hour shifts. The Company will continue to adjust its production labor force to meet sales demand. In the second half of 1994 and for all of 1995, the Company operated approximately thirty-two work stations on three eight hour shifts. In the first half of 1994, the Company operated approximately twenty-three work-stations on two eight hour shifts.

         The average price per minute delivered in 1996 increased 16% as compared with 1995. The increase is attributed to a change in the product mix whereby a significant portion of its deliverable color conversion work was on Featurizations and Color F/X projects in 1996. The increase is also attributed to the higher price per minute charged in the Color F/X division and the Company steadily increasing its rates charged for services. The average price per minute delivered in 1995 decreased 13% as compared to 1994. The decrease is due to a change in the product mix whereby the majority of its deliverable color conversion work was on Color F/X projects in 1994.

         In addition to coloring revenue, the Company earns licensing/royalty revenue on its film library which consists primarily of one Wyatt Earp television special, three colorized public domain motion pictures, twenty-eight color converted John Wayne movies (798 minutes color converted in 1990), a television special on the Three Stooges (completed in 1991), thirteen Science Fiction Anthology segments of colorized public domain movies and four titles completed under the MGM/UA agreement. Licensing/royalty revenue is comprised of guaranteed advances or remittances from television and video distributors on the Company's library. Distributors recoup advances from the sales of the films before remitting additional payments to the Company. The Company also entered into a $200,000 licensing agreement with BMG Ariola Muenchen GmbH ("BMG") and Bavaria Kopierwerk GmbH ("Bavaria") to represent CST's technology to a nine-country network in Europe. Licensing/royalty revenues were $2,499,533 in 1996, $706,268 in 1995 and $939,605 in 1994. Revenue from coloring and licensing library products was 92% of the total revenue for 1996. The Company anticipates continuing growth in licensing/royalty revenues as it produces additional work for its own library and receives payments on products previously delivered.

         The Company revalued its film library in 1996 which resulted in a write-down of $1,487,697 due to lower than anticipated sales of its library products. The film library's estimated net realizable value at June 1996 of $2,143,417 is anticipated to be realized over the next five years.

         Software sales income of $500,000 in 1995 reflects the sale of the Company's first completed animation software to a related party. The total selling price of the software was $2.6 million. $300,000 of the $2.6 million was collected during fiscal year ended June 30, 1995, $200,000 was received during fiscal year ended June 30, 1996, and $2.1 million to be paid through the issuance of a note. This note to be liquidated by receipts generated from the subsequent sales of software and payable to the Company no later than fifteen years from the date of issuance. Gross receipts derived from the exploitation of the software will be paid: First to each entity for approved costs incurred in connection with the sale, purchase, marketing and licensing of the software; second, 30% to the Company, 38.5% to the pay-down of the $2.1 million note and 31.5% to the purchaser. After the note has been completely paid off, the gross receipts will be paid 93% to the Company and 7% to the purchaser. The Company has not recorded the $2.1 million note receivable as it is contingent upon the generation of future sales. As such, any additional proceeds from this transaction will be recognized as revenue when received. A unique aspect of the transaction is that the Company retains the exclusive rights to market and exploit the software to customers. During 1996, the Company repurchased the rights to the animation software previously sold in consideration for which the Company issued 300,000 shares of restricted common stock value at $150,000 (see
Note 4).

         Color conversion production minutes decreased 24% in 1996 as compared to 1995 and increased 39% in 1995 as compared to 1994. Total cost of production decreased 4% in 1996 as compared to 1995 and increased 40% in 1995 as compared to 1994. The decrease in 1996 and the increase in 1995 correspond to the decrease and increase in minutes delivered as more fully described above.

         The ratio of total cost of production to total coloring revenue decreased 8% from 1995 to 1996 and decreased 44% from 1994 to 1995. The decrease in 1996 is the result of decreases in the production labor force. The decrease in 1995 is primarily the result of unexpected costs incurred in the colorizing of "The Little Rascals" and Warner Brothers projects.

         Production expense decreased significantly for 1996, due to the change in the Company's revenue base described above. Specifically, a significant portion of 1996 revenue was from the Featurizations division. As such, capitalizable costs associated with these projects are being amortized in accordance with Statement of Financial Standards ("SFAS") No. 53 as described below. The decrease is also due to the reduction in the production labor force as described above.

         Research and development expense decreased 50% in 1996 as compared to 1995 and decreased 34% in 1995 as compared to 1994. In 1996, the Company reduced its staffing in this department as the majority of the color conversion software enhancements were completed. In 1994 and 1995, resources were expanded on the development of animation software and color conversion software. In 1994, resources expended on animation software were capitalized subsequent to January 1994. Expenditures for the further development and enhancements of animation and color conversion software are expected to continue in 1997.

         Film library amortization expense increased significantly in 1996, as the Company recognized amortization expense on film library products which were sold during the 1995, and 1996 year. The increase is due to the timing of the revenue streams and recognition of the related amortization expense recorded in accordance with SFAS No. 53.

         General and administrative expenses decreased 7% in 1996 as compared to 1995, primarily due to more projects in production resulting in more overhead allocation being capitalized to the Company's film library and work-in-process than in the same periods for 1995. The decrease is also due to the employment of fewer corporate personnel in the Company. General and administrative expenses increased 10% in 1995 as compared to 1994, due to the employment of additional corporate personnel hired during 1994 and thus employed for the entire 1995 year. General and administrative expenses are expected to decrease in 1997 as compared to the 1996 level, as the Company continues to reduce overhead.

         Interest expense decreased $11,520 in 1996 as compared to 1995. The majority of the 1996 interest expense related to interest costs incurred on the notes payable, loans payable and line of credit. Interest expense increased $117,520 in 1995, compared to 1994. The increase is primarily the result of interest costs incurred in financing arrangements entered into whereby the Company's receivables were sold at discounted values.

         Lawsuits and litigation expense increased $737,000 due primarily to the Company's significant legal costs associated with the Patent Infringement and Bank of America lawsuits (see Notes 3 and 13).

         Participation and licensing expense increased due to the new licensing agreements entered into in 1996 (see Note 5).

         Liquidity and Capital Resources

         The Company's working capital deficiency was $2,286,909 at June 30, 1996 as compared to a negative $226,976 at June 30, 1995. Losses from operations were $3,469,486 in 1996, $1,459,944 in 1995 and $1,892,848 in 1994. The Company
has experienced significant negative cash flows from operations for the past three years. The Company's independent certified public accountants have included an explanatory paragraph in their report stating there is substantial doubt with respect to the Company's ability to continue as a going concern.

         The following are the Company's plans to improve its liquidity; secure contracts for the Coloring, Color F/X, Featurizations and Computoons divisions; raise additional working capital; and the production and subsequent sale of product in its own library. There can be no assurance that such efforts will be sufficiently successful to ensure the ultimate viability of the Company.

         The Company is currently in discussions for production work in excess of $10 million in its various divisions, a portion of which the Company expects to be consummated in fiscal 1997.

         Cash flows from operating activities improved by approximately $2.6 million from 1995 to 1996 due to more activity in process by the Company during fiscal year ended June 30, 1996. This includes increases in accrued expenses (approximately $.7 million) and deferred income (approximately $.3 million). The Company also reduced its commitments payable (approximately $.2 million) and collected a related party receivable.

         Cash flows from investing activities decreased over $3.0 million from 1995 to 1996, due mainly to substantially higher expenditures for its film library (approximately $3.4 million). Cash flows from 1994 to 1995 decreased mainly to less expenditures for film library and property, plant and equipment.

         Cash flows from financing activities increased by approximately $1.0 million from 1995 to 1996 due mainly to the addition of the term loan and line of credit. Cash flows from financing activities decreased approximately $4.0 million from 1994 to 1995 due to significant decreases in proceeds from private placements and warrant exercises.

         The Company's work-in-process decreased $392,569 in 1996 as compared to 1995. At June 30, 1996, the Company had produced $405,039 of coloring product that had not been processed through the Company's quality assurance department and therefore, had not been delivered to the customer. Revenue will be recognized from this work-in-process in fiscal 1997.

         Deferred income increased $332,213 in 1996 as compared to 1995, and is primarily the result of pre-payments on undelivered coloring product.

         The Company completed the color conversion of its final picture for credit under its commitments obligation and recognized coloring income of $273,258.

         In 1996, the Company expended $23,470 on property and equipment consisting primarily of various computer related equipment. The Company anticipates it will have capital expenditures over the next twelve months of $200,000 to $400,000 for additional work-stations and/or upgrade of current work-stations.

         In 1996, the Company expended approximately $3,581,604 on its film library for the Featurizations division. These costs include colorization costs, along with all other relevant internal and external costs to produce the programming. The new additions to the film library are nine science fiction color converted anthology episodes, thirteen color converted John Wayne "Young Duke" half-hours and four titles under the agreement with MGM/UA. The Company anticipates future expenditures of $2 - $3 million over the next twelve months for future library products.

         In 1996, the Company capitalized $296,995 of resources which was devoted to the production of color conversion and animation software.

         In 1995, the Company issued a note receivable in the amount of $15,000 to a former officer of the Company, which has been liquidated in exchange for consulting services. In 1994, the Company issued four notes receivable in the amount of $272,263 to officers of the Company, $132,263 of which has either been collected or liquidated in exchange for consulting services.

         Should the Company be successful in obtaining the contracts currently under negotiation, the Company anticipates cash flows from operations to be positive in 1997. The Company believes it will cover any needed cash requirements, such as capital expenditures and production of library products for its own account, over the next twelve months through operating cash flow, pre-sales of its library products, placements of the Company's equity securities or other financing arrangements which the Company is currently pursuing. The Company anticipates $2 to $3 million will be needed for the production of future library products and capital expenditures over the next twelve months, although the amount could be adjusted based on production orders.

         The Company received proceeds of $3,800 from the exercise of employee stock options in 1996. The Company does not know if significant amounts of warrants or employee stock options will be exercised in 1997. All of the Company's outstanding warrants and stock options are at exercise prices greater than the current market price of the Company's common stock.

         Effective July 1, 1993, the Company adopted Statement of Financial Standards ("SFAS") No. 109, Accounting for Income Taxes. Implementation of SFAS No. 109 did not have a significant impact on the Company's results of operations or financial position. As of June 30, 1996, the Company has significant amounts of net operating loss carry-forwards and other tax credits (see Note 19 to the Financial Statements) which result in deferred tax assets; however, a valuation reserve is recognized for the full amount due to the uncertainty regarding the recoverability of the deferred tax assets. It is not possible at this time to determine that the realization of the deferred tax assets is more likely than not; accordingly, a valuation reserve has been established for the full amount.

         Future revenues and profits are dependent upon the successful attainment of contracts currently in negotiations. There can be no assurance that the Company's efforts will be sufficiently successful to ensure the ultimate viability of the Company.

         Inflation

         Management believes that inflation has not had a significant impact on the Company's costs and prices during the past three years.

         New Accounting Standards

         Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121) issued by the Financial Accounting Standards Board (FASB) is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard established new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, certain identifiable intangible assets and goodwill, should be recognized and how impairment losses should be measured. The Company does not expect such new standard to have a material effect on its financial position or results of operations.

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) issued by the Financial Accounting Standards Board (FASB) is effective for specific transactions entered into after December 15, 1995, while the disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995. The new Standard establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. At the present time, the Company has not determined if it will change its accounting policy for stock based compensation or only provide the required disclosure. As such, the impact on the Company's financial position and results of operations is currently unknown. The Company does not expect adoption to have a material effect on its financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
CST Entertainment, Inc.

         We have audited the accompanying balance sheets of CST Entertainment, Inc., as of June 30, 1995 and 1996 and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1996. We have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CST Entertainment, Inc., as of June 30, 1995, and 1996, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.

         Also in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has suffered significant recurring losses and negative cash flows from operations for two of the past three years and has a negative working capital deficiency of $2,286,909 at June 30, 1996. The Company has also been slow and is delinquent in paying its accounts payable and other obligations. These factors, among others discussed in Note 1, raise substantial doubt about its ability to continue as a going concern. There is no assurance that the Company will be able to realize its recorded assets and liquidate its liabilities in the normal course of business. Management's plans in regards to these matters are described in Note 1. The financial statements and schedule do not include any adjustments that might result from the outcome of this uncertainty.


                                               BDO SEIDMAN, LLP

Los Angeles, California
October 18, 1996

                             CST ENTERTAINMENT, INC.

                                 BALANCE SHEETS

                                ASSETS (NOTE 12)

                                                                            JUNE 30,
                                                                  ----------------------------
                                                                      1995            1996
                                                                  ------------    ------------
Current assets:
  Cash                                                            $     24,694    $     54,304
  Accounts receivable, net (Note 6)                                    368,868         896,049
  Work-in-process (Note 2)                                           1,161,868         769,299
  Prepaid expenses                                                      33,384          98,257
  Receivable from related parties (Notes 4 and 11)                     215,000          15,000
                                                                  ------------    ------------
                                                                     1,803,814       1,832,909
                                                                  ------------    ------------
  Property and equipment (Notes 2 and 4):
    Color conversion equipment                                       3,896,789       3,896,789
    Leasehold improvements and other equipment                       1,591,550       1,615,020
    Capitalized software                                               985,382       1,432,377
                                                                  ------------    ------------
                                                                     6,473,721       6,944,186
  Less accumulated depreciation and amortization                     5,118,680       5,792,607
                                                                  ------------    ------------
                                                                     1,355,041       1,151,579
                                                                  ------------    ------------
Other assets:
  Accounts receivable - long term (Note 7)                             137,559              --
  Notes receivable from officers (Note 11)                             192,263         125,000
  Patent, net of accumulated amortization of
    $520,633 and $554,844 (Note 2)                                      34,211              --
  Film library, net of accumulated amortization of
    $2,340,275 and $4,782,775 (Note 2)                               1,878,010       2,143,417
  Other assets                                                          16,147          16,633
                                                                  ------------    ------------
                                                                     2,258,190       2,285,050
                                                                  ------------    ------------
                                                                  $  5,417,045    $  5,269,538
                                                                  ============    ============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit (Note 12)                                        $         --    $    507,826
  Current portion of term loan                                              --         250,200
  Notes payable (Notes 8 and 12)                                       492,430         735,652
  Accounts payable                                                     333,163         488,635
  Accrued expenses (Note 9)                                            537,852       1,227,205
  Deferred income (Note 2)                                             493,087         825,300
  Commitments payable - short-term (Note 13)                           174,258              --
  Loans payable to related party (Note 11)                                  --          85,000
                                                                  ------------    ------------
                                                                     2,030,790       4,119,818
                                                                  ------------    ------------
Long-term liabilities:
  Non-current portion of term loan (Note 12)                                --         640,425
  Commitments and contingencies (Note 13)                                   --              --

Stockholders' equity:
  Common stock, par value $.15 per share; authorized
    40,000,000 shares; issued and outstanding
    26,199,624 shares and 27,278,340 shares                          3,929,944       4,091,752
  Additional paid-in capital                                        55,667,022      56,097,740
  Accumulated deficit                                              (56,210,711)    (59,680,197)
                                                                  ------------    ------------
                                                                     3,386,255         509,295
                                                                  ------------    ------------
                                                                  $  5,417,045    $  5,269,538
                                                                  ============    ============

                 See Accompanying Notes to Financial Statements

                             CST ENTERTAINMENT, INC.

                            STATEMENTS OF OPERATIONS

                                                                 YEARS ENDED JUNE 30,
                                                     --------------------------------------------
                                                         1994            1995            1996
                                                     ------------    ------------    ------------
Revenues (Notes 1 and 20):
  Coloring income                                    $  2,242,101    $  4,913,136    $  2,326,931
  Film licensing/royalty income                           939,605         706,268       2,499,533
  Software sales income (Note 4)                               --         500,000              --
  Gain in sale of equipment, net                               --              --              --
  Other income                                            155,562           2,760              --
                                                     ------------    ------------    ------------
                                                        3,337,268       6,122,164       4,826,464
Expenses:
  Production                                            1,660,842       3,487,089       1,116,913
  Cost of software sold                                        --         432,772              --
  Research and development                                289,379         192,253          95,489
  Depreciation and amortization                         1,058,901       1,040,712         553,364
  Film library amortization                               334,128         246,129       1,828,500
  Film library write-down                                      --              --       1,487,697
  Participation and licensing (Note 5)                         --              --         440,000
  General and administrative                            1,860,883       2,039,650       1,905,004
  Interest expense                                         25,983         143,503         131,983
  Lawsuits and litigation (Notes 3 and 13)                     --              --         737,000
                                                     ------------    ------------    ------------
                                                        5,230,116       7,582,108       8,295,950
                                                     ------------    ------------    ------------
Loss before extraordinary item                         (1,892,848)     (1,459,944)     (3,469,486)
                                                     ------------    ------------    ------------
Extraordinary item - gain from forgiveness of debt
  (Note 18)                                               160,064          94,390              --
                                                     ------------    ------------    ------------
Net loss                                             $ (1,732,784)   $ (1,365,554)   $ (3,469,486)
                                                     ============    ============    ============
Per share:
  Loss before extraordinary item                     $      (0.08)   $      (0.06)   $      (0.13)
  Extraordinary item                                         0.01            0.01              --
                                                     ------------    ------------    ------------
  Net loss                                           $      (0.07)   $      (0.07)   $      (0.13)
                                                     ============    ============    ============
Weighted average number of common shares
  outstanding                                          22,715,826      25,359,000      26,878,877
                                                     ============    ============    ============


                 See Accompanying Notes to Financial Statements

                             CST ENTERTAINMENT, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY

                    YEARS ENDED JUNE 30, 1994, 1995 AND 1996

                                                         COMMON STOCK ISSUED         ADDITIONAL
                                                    ----------------------------       PAID-IN       ACCUMULATED     STOCKHOLDERS'
                                                        SHARES         AMOUNT          CAPITAL         DEFICIT          EQUITY
                                                    ------------    ------------    ------------    ------------     ------------
Balance at June 30, 1993                              20,663,034    $  3,099,455    $ 50,485,161    $(53,112,373)    $    472,243

Common stock, restricted, issued as payment
  for services rendered                                   12,000           1,800          28,200              --           30,000
Common stock issued in connection with
  exercise of options (Note 17)                           12,897           1,935          23,890              --           25,825
Common stock, restricted, issued in connection
  with exercise of warrants (Note 17)                    386,700          58,005         680,535              --          738,540
Common stock, restricted, issued in private
  placements (Note 16)                                 3,900,000         585,000       3,765,000              --        4,350,000
Net loss                                                      --              --              --      (1,732,784)      (1,732,784)
                                                    ------------    ------------    ------------    ------------     ------------

Balance at June 30, 1994                              24,974,631       3,746,195      54,982,786     (54,845,157)       3,883,824

Common stock issued in connection with
  exercise options (Note 17)                              24,993           3,749          16,745              --           20,494
Common stock restricted, issued in private
  placements (Note 16)                                 1,200,000         180,000         667,491              --          847,491
Net loss                                                      --              --              --      (1,365,554)      (1,365,554)
                                                    ------------    ------------    ------------    ------------     ------------

Balance at June 30, 1995                              26,199,624       3,929,944      55,667,022     (56,210,711)       3,386,255

Common stock, restricted, issued as payment
  for services rendered                                  274,450          41,168         123,558              --          164,726
Common stock issued in connection with
  exercise of stock options (Note 17)                      4,266             640           3,160              --            3,800
Common stock, restricted, issued in connection
  with debt restructuring (Note 17)                      500,000          75,000         175,000              --          250,000
Common stock, restricted, issued in connection
  with animation rights repurchase (Note 17)             300,000          45,000         105,000              --          150,000
Warrants issued as payment for services rendered              --              --          24,000              --           24,000
Net loss                                                      --              --              --      (3,469,486)      (3,469,486)
                                                    ------------    ------------    ------------    ------------     ------------

Balance at June 30, 1996                              27,278,340    $  4,091,752    $ 56,097,740    $(59,680,197)    $    509,295
                                                    ============    ============    ============    ============     ============

                 See Accompanying Notes to Financial Statements

                             CST ENTERTAINMENT, INC.

                             STATEMENT OF CASH FLOWS

                    YEARS ENDED JUNE 30, 1994, 1995 AND 1996

                           INCREASE (DECREASE) IN CASH

                                                                                   1994           1995           1996
                                                                                -----------    -----------    -----------
Cash flows from operating activities:
  Net loss                                                                      $(1,732,784)   $(1,365,554)   $(3,469,486)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                 1,393,029      1,286,841      2,381,864
    Non-cash payment of expenses                                                     15,000         30,000        240,617
    Non-cash revenue from commitments payable                                      (280,086)      (666,000)      (174,258)
    Gain from forgiveness of debt                                                  (160,064)       (94,390)            --
    Film library write-down                                                              --             --      1,487,697
    (Increase) decrease in operating assets:
      Accounts receivable                                                          (381,677)       239,531       (527,181)
      Work-in-process                                                              (456,560)      (657,782)       392,569
      Prepaid expenses                                                              (38,284)        20,948        (76,831)
      Receivable from related party                                                      --       (200,000)       200,000
      Other assets                                                                   (2,750)        10,877           (486)
      Accounts receivable - long-term                                              (324,940)       187,381        137,559
    Increase (decrease) in operating liabilities:
      Accounts payable                                                              (49,607)       162,518        186,698
      Accrued expenses                                                              155,010        125,061        689,353
      Deferred income                                                               340,940        152,147        332,213
                                                                                -----------    -----------    -----------
  Total adjustments                                                                 210,011        597,132      5,269,814
                                                                                -----------    -----------    -----------
  Net cash provided by (used in) operating activities                            (1,522,773)      (768,422)     1,800,328
                                                                                -----------    -----------    -----------

Cash flows from investing activities:
  Additions to property and equipment                                            (1,213,837)      (217,888)       (23,470)
  Payments of notes receivables to officers                                              --             --         67,263
  Additions to film library                                                      (1,733,808)      (412,949)    (3,414,972)
  Sales of capitalized software                                                          --        432,772             --
  Additions to capitalized software                                                (192,145)      (467,084)      (296,995)
  Notes receivable from officers                                                   (237,263)            --             --
                                                                                -----------    -----------    -----------
  Net cash used in investing activities                                          (3,377,053)      (665,149)    (3,668,174)
                                                                                -----------    -----------    -----------

Cash flows from financing activities:
  Proceeds from exercise of options                                                  25,825         20,494          3,800
  Proceeds from sales of restricted stock in private placements                   4,350,000        847,491             --
  Proceeds from exercise of warrants                                                738,540             --             --
  Loans payable to related party                                                         --             --         85,000
  Additions to notes payable                                                             --             --        500,000
  Payments of notes payable                                                         (33,425)       (11,322)        (6,678)
  Borrowings from line of credit                                                         --             --      2,040,633
  Additions to term loan                                                                 --             --      1,000,000
  Payments on term loan                                                                  --             --       (109,375)
  Pay-down on line of credit                                                             --             --     (1,615,924)
                                                                                -----------    -----------    -----------
  Net cash provided by financing activities                                       5,080,940        856,663      1,897,456
                                                                                -----------    -----------    -----------
Net increase (decrease) in cash                                                     181,114       (576,908)        29,610
Cash at beginning of year                                                           420,488        601,602         24,694
                                                                                -----------    -----------    -----------

Cash at end of year                                                             $   601,602    $    24,694    $    54,304
                                                                                ===========    ===========    ===========

                 See Accompanying Notes to Financial Statements

                             CST ENTERTAINMENT, INC.

                    YEARS ENDED JUNE 30, 1994, 1995 AND 1996


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                               1994           1995        1996
                                              -------       --------      ------
Cash paid during the year for interest        $19,258       $122,181      $7,807
                                              =======       ========      ======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

         Year ended June 30, 1994

         The Company liquidated $1,398 of accrued expenses, $11,894 of notes payable and $146,772 of accounts payable through the forgiveness of debt.

         Included in prepaid expenses is $15,000 paid to a vendor for services to be performed by the vendor. The $15,000 payment was satisfied by issuing restricted stock to the vendor.

         The Company capitalized $252,510 and $7,906 of depreciation expense under its film library and work-in-progress respectively.

         Year ended June 30, 1995

         The Company liquidated $94,390 of accounts payable through the forgiveness of debt.

         The Company liquidated $30,000 of notes receivable from two former employees in exchange for consulting services.

         The Company capitalized $19,000 and $38,000 of depreciation expense under its film library and work-in-process, respectively.

         Year ended June 30, 1996

         The Company liquidated $7,226 of accounts payable by issuing 14,450 shares of the Company's common stock.

         The Company liquidated $24,000 of accounts payable by issuing 57,600 warrants to purchase the Company's common stock.

         The Company repaid $250,000 of notes payable by converting it to 500,000 shares of the Company's common stock.

         The Company paid $87,500 of outside consulting expense by issuing 100,000 shares of the Company's common stock.

         The Company paid $150,000 by issuing 300,000 shares of restricted common stock for the repurchase of the rights to the animation software previously sold to Toreal Holdings Limited.

         The Company paid $70,000 of outside legal expense by issuing 160,000 shares of the Company's common stock.

         The Company capitalized $166,632 of depreciation expense under its film library.

         The Company paid $83,117 of interest expense and fees on its line of credit and term loan by adding such amounts to its available line of credit balance. The Company also paid $109,375 of principal payments on its term loan by adding such amounts to its available line of credit balance.

                 See Accompanying Notes to Financial Statements

                             CST ENTERTAINMENT, INC.

                    YEARS ENDED JUNE 30, 1994, 1995 AND 1996


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES (CONTINUED)

     Three Years ended June 30, 1996

     The Company restructured portions of its debt as follows:

                                                                       1994       1995         1996
                                                                     --------    -------     --------
Accounts payable                                                     $146,772    $94,390     $ 31,226
Accrued interest                                                        1,398          -            -
Other accrued expenses                                                 15,000          -            -
Prepaid expenses                                                       15,000          -            -
Notes payable                                                          11,894          -      250,000
                                                                     --------    -------     --------

                                                                     $190,064    $94,390     $281,226
                                                                     ========    =======     ========

     The debts or expenses listed above were satisfied as follows:

                                                                       1994        1995        1996
                                                                     --------    -------     --------

Issuance of common stock                                             $ 30,000    $     -     $257,226
Issuance of warrants                                                        -          -       24,000
Restructured debt                                                           -          -            -
Gain from forgiveness of debt                                         160,064     94,390            -
                                                                     --------    -------     --------

                                                                     $190,064    $94,390     $281,226
                                                                     ========    =======     ========

                 See Accompanying Notes to Financial Statements

                             CST ENTERTAINMENT, INC.

                          NOTES TO FINANCIAL STATEMENTS

                    YEARS ENDED JUNE 30, 1994, 1995 AND 1996

1.   THE COMPANY AND GOING CONCERN UNCERTAINTY


     CST ENTERTAINMENT, INC. (the "Company") is engaged in two principal business segments: conversion of black-and-white videotape to color and film licensing/royalty revenue. See Note 20 for detailed segment information. The Company has divided itself into four divisions: CST Coloring - colorizing old black-and-white productions; CST Color F/X - colorizing new black-and-white productions; CST Featurizations - a unique blend of new and/or old color and black-and-white productions; and CST Computoons - the Company's new animation ink, paint and composite and software division. Certain of the divisions generate revenues in each business segment. The Company is currently in negotiations for contracts in all of these divisions. Future revenues and profits are dependent on the successful attainment of these contracts.

     The Company has consistently incurred substantial losses exclusive of extraordinary items. The Company has restructured substantial amounts of its debt which relieved considerable amounts of its debt service requirement; reduced overhead significantly; raised working capital; and converted its video/analog colorizing system into a state-of-the-art digital system. At June 30, 1996, the Company had stockholders' equity of $509,295 and a negative working capital of $2,286,909. It has experienced significant negative cash flow from operations for two of the past three years. The Company has also been slow and is delinquent in paying its accounts payable and other obligations. Accordingly, there is substantial doubt as to its ability to continue as a growing concern.

     Over the next twelve months the Company expects cash flow from operations to be positive. This is expected to be accomplished through revenues generated from significant new contracts currently being negotiated. Should the Company not be successful in obtaining sufficient new contracts, of which many are currently under negotiation, it will continue to reduce operations. In view of this matter and the matters described in the preceding paragraph, recoverability of a substantial portion of recorded asset amounts is uncertain. The Company anticipates capital expenditures of approximately $2 to $3 million for film library products although the amount could be adjusted based on production orders. The Company believes it will be successful in its endeavors to meet its cash requirements over the next twelve months. The Company may issue stock in the future in order to meet its cash flow requirements. There can be no assurance that such efforts will be sufficiently successful to ensure the ultimate viability of the Company.

     The Company's coloring revenues for the years ended June 30, 1994, 1995, and 1996 were derived from services performed for certain major customers as follows:

                                                              1994        1995        1996
                                                              ----        ----        ----
         Twentieth Century Fox Film Corporation                35%         11%
         Paravision                                            24%
         Nelvana Tech.                                                                 47%
         RHI Entertainments, Inc.                                          17%
         King World Productions, Inc./Taurus-Film GbmH & Co.               16%

     In September 1996, the Company entered into an agreement with MGM/UA whereby the Company sold its rights in the first four films produced under its minimum seven picture agreement. In exchange, the Company received $500,000. As such, the Company will not maintain any future rights and has written off balances carried on the books for these projects in excess of the amount received. This amount is included in the Company's film library write-down expense for the year ended June 30, 1996.

                             CST ENTERTAINMENT, INC.

                    YEARS ENDED JUNE 30, 1994, 1995 AND 1996

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Work-in-process: Work-in-process is stated at the lower of cost or market, not to exceed net realizable value. Work-in-process includes internally generated costs of production and colorization, along with relevant external costs.

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

     Capitalized Software: Capitalized computer software costs was $245,130 at June 30, 1996 and $510,984 at June 30, 1995. Amortization expense of capitalized computer software was $252,975, 234,810 and 179,262 for the three years ended June 30, 1994, 1995 and 1996. See also Note 3.

     Patent: Costs incurred in acquiring the patent are being amortized on a straight-line basis over the remaining life of the patent, which expires in 1996. The Company applied for new patents in August, 1995, and is awaiting final approval.

     Film Library: The Company's film library is carried at the lower of cost or estimated net realizable value. The film library costs primarily include the cost to acquire the film and internally generated costs of production and colorization.

     The film library is evaluated periodically and when management determines costs are not recoverable, the library is written down to net realizable value. The film library was written down in 1996 by $1,487,697 to $2,143,417 its estimated net realizable values. The Company utilizes no more than five years in the projection of future revenues for purposes of evaluating recoverability of film costs.

     The Company's films are generally colorized public domain films and specials that are generally released, first, in the domestic television market. Based on the Company's estimates of revenue as of June 30, 1996 approximately 75% of unamortized film costs applicable to released films will be amortized during the three years ending June 30, 1999. The Company utilizes the individual-film-forecast-computation method in the amortization of its film library. The Company anticipates the release of its three films which were completed in fiscal 1994 to occur in fiscal 1997. The Company also completed four films under its MGM/UA contract (see Note 13). The Company's film library consists of approximately 50 films, all of which have been released as of June 30, 1996, except for the seven previously mentioned.

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

     Accounting Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                             CST ENTERTAINMENT, INC.

                    YEARS ENDED JUNE 30, 1994, 1995 AND 1996


     Fair Value of Notes Payable and Long-Term Debt: The fair value of the Company's notes payable and long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Accordingly, the current value is the same as the carrying value.


3.   PATENT INFRINGEMENT LAWSUIT:
     On January 25, 1996, the Company announced that it has filed a lawsuit against Silicon Graphics, Inc., Eastman Kodak Co. and LucasFilm Ltd. that alleges infringement of CST's patented technology entitled Priority Masking Techniques for Video Special Effects. The patent was issued to CST by the U.S. Patent & Trademark Office as U.S. Patent No. 4,642,676 on February 10, 1987.


     The lawsuit, filed in the U.S. District Court for the Northern District of California, alleges that each of the defendants has been making, using and/or selling devices that embody CST's proprietary technology and otherwise inducing others to infringe its technology. CST is seeking an injunction to halt further infringement, an accounting of damages and the payment of attorney fees.


4.   SOFTWARE SALES:
     Software sales income of $500,000 during fiscal 1995 reflects the sale of the Company's animation software to a related party (see Note 11). The total selling price of the software is $2.6 million. $300,000 of the $2.6 million was paid in the fiscal year ended June 30, 1995, $200,000 was received in 1996 and $2.1 million to be paid through the issuance of a note; this note to be liquidated by receipts generated from the subsequent sales of software and payable no later than fifteen years from the date of issuance. Gross receipts derived from the exploitation of the software will be paid: First to each entity for approved costs incurred in connection with sale, purchase, marketing and licensing of the software; second, 30% to the Company, 38.5% to the pay-down of the $2.1 million note and 31.5% to the purchaser. After the note has been completely paid off, the gross receipts will be paid 93% to the Company and 7% to the purchaser. The Company has not recorded the $2.1 million note receivable as it is contingent upon the generation of future sales. As such, any additional proceeds from this transaction will be recognized as revenue when received. A unique aspect of the transaction is that the Company retains the exclusive rights to market and exploit the software to customers. During 1996, the Company repurchased the rights to the animation software previously sold, in consideration for which the Company issued 300,000 shares of restricted common stock valued at $150,000.


5.   PARTICIPATION AND LICENSING:
     Participation and licensing expense is due to the new licensing agreements entered into during 1996. First, the Company recorded a $280,000 license fee expense in conjunction with delivery of the first four science fiction anthology episodes to Nelvana Tech. In addition, the Company recorded a $160,000 licensing expense in conjunction with the foreign license agreement entered into with BMG/Bavaria.


6.   ACCOUNTS RECEIVABLE:
     Included in accounts receivable at June 30, 1995 and 1996 is an allowance for doubtful accounts for $19,100.


7.   ACCOUNTS RECEIVABLE - LONG-TERM:
     Accounts receivable - long-term at June 30, 1995 represents a receivable for $137,559 resulting from a judgment in favor of the Company in regards to sales and use taxes previously paid to the State Board of Equalization. The receivable was collected in full subsequent to fiscal year ended June 30, 1996.

                             CST ENTERTAINMENT, INC.

                    YEARS ENDED JUNE 30, 1994, 1995 AND 1996

8.   DEBT:
     Notes payable consist of the following:

                                                              1995          1996
                                                            --------     ----------
         Term loan, bearing interest at 11.5%, due
           November 1998                                    $      -     $  890,625
         Note payable, bearing interest at 12.5%, due
           December 31, 1996                                       -        250,000
         Note bearing interest at between 9.75% and 12%,
          monthly interest only payments through December
          1993 when principal was due (see Note 10).         350,517        350,517
         Notes payable, trade, bearing interest
          at rates between 0% and 10.6% per annum            132,151        125,373
         Future interest payments                              9,762          9,762
                                                            --------     ----------
                                                             492,430      1,626,277
         Less: current portion                               492,430        985,852
                                                            --------     ----------
                                                            $      -     $  640,425
                                                            ========     ==========

     In July 1995, the Company obtained short-term financing by entering into a $500,000 note payable. The note bears interest at 12.50% and the principal and accrued interest were due November 1, 1995. The note is convertible at the option of the creditor into shares of the Company's common stock. The Company also issued 750,000 warrants to the creditor, exercisable at $0.65 per share. The exercise price was reduced to $0.50 per share as the note payable was not repaid in full by November 1, 1995. In November 1995, $250,000 of the note was converted into 500,000 shares of the Company's common stock. The maturity date of the remaining $250,000 note and applicable accrued interest was extended first to February 1, 1996 and subsequently to December 31, 1996. The note is secured by certain fixed assets of the Company.

9.   ACCRUED EXPENSES:
     Accrued expenses consist of the following:

                                                         1995          1996
                                                       --------     ----------
         Accrued interest                              $ 36,154     $   92,967
         Accrued legal                                   18,013        128,890
         Accrued taxes                                   65,587         46,599
         Accrued payroll and payroll taxes               93,200        105,360
         Accrued employee benefits                      107,422         86,030
         Accrued lawsuit and litigation expenses              -        637,000
         Other accrued expenses                         217,476        130,359
                                                       --------     ----------

                                                       $537,852     $1,227,205
                                                       ========     ==========

     Included above under accrued lawsuit are costs related primarily to the Bank of America lawsuit (see Note 3). This amount includes approximately $487,000 for the judgement, along with additional plaintiff and defense attorney costs. The accrual above also includes $70,000 to one law firm related to the Patent Infringement Lawsuit (see Note 3), along with other minor legal expenses related to the case.

                             CST ENTERTAINMENT, INC.

                    YEARS ENDED JUNE 30, 1994, 1995 AND 1996

10.  LEASES:
     The Company leases its operating facility. In April 1994, the Company amended its lease to include additional space commencing October 1, 1994. The termination date of the amended lease is September 30, 1999 with an option to extend the lease 1-5 years thereafter. Rent expense was $193,235, $231,371 and $238,604 for the years ended June 30, 1994, 1995 and 1996. Obligations under the facility lease are $243,936 for the year ending June 30, 1997 and $487,872 for the years ending June 30, 1998 and 1999. The total obligation for the four years ending June 30, 1999 is $975,744.

11.  RELATED PARTY TRANSACTIONS:
     During 1995, the Company sold animation software to a related party for $2.6 million. However, the Company recognized only $500,000 of the $2.6 million as revenue, of which $200,000 is included in receivables from related parties at June 30, 1995. The Company also repurchased certain rights to the animation software previously sold (see Note 4).

     Also included in receivables from related parties is a note receivable from an officer that consists of a remaining $15,000 balance on a $50,000 note, with interest at 4%. Principal and interest was due April 30, 1994. $35,000 of the note was repaid with the payoff of the remaining $15,000 currently being negotiated.

     Long-term notes receivables from officers consists of loans to three officers at June 30, 1995 for $192,263 and two officers for $125,000 at June 30, 1996. These loans carry an interest rate of 5.3% and are due the earlier of: the due dates, ranging from December 14, 1996 through June 30, 1997; the date each respective officer exercises warrants or stock options; or six months after the officer is no longer employed by the Company. One loan for $100,000 is also secured by a second trust deed on an officer's residence. In August 1996, one officer's loan for $25,000 was offset against certain expenses due to the officer in conjunction with his resignation with the Company.

     In July 1995, Mr. Jonathan D. (Jody) Shapiro issued a short-term loan to the Company for $100,000 at an interest rate of 10.25%. Principal and interest were due upon demand, subject to certain terms and conditions. The loan was secured by certain fixed assets of the Company. In November 1995, the Company repaid the principal and accrued interest due to Mr. Shapiro. In December 1995, Mr. Shapiro again loaned the Company $50,000 under similar terms and conditions of the first loan noted above. In addition, in April 1996, $35,000 of Company-related expenses paid by Mr. Shapiro were converted to a note payable under similar terms and conditions of the above notes. All amounts due Mr. Shapiro were repaid in September, 1996.

12.  LONG-TERM DEBT:
     In December 1991, the Company restructured $325,018 of capital lease obligations and $25,459 of accrued interest into a long-term note of $350,517. The terms of the note are: interest at between 9.75% and 12%; 24 monthly interest only payments commencing January 1992; and due date of December 1993. The note was transferred to current notes payable in 1993 (see Note 8). Such note is collateralized by 103,587 shares of the Company's restricted common stock. In December 1993, the note became due; however, an integral part of the paydown of the note was to have come from proceeds obtained in the sale of the Company's collateralized common stock and the sale of certain collateralized equipment. The Company and the former equipment lessor have had discussions in regards to the payoff of the note but have not yet come to a final resolution.

                             CST ENTERTAINMENT, INC.

                    YEARS ENDED JUNE 30, 1994, 1995 AND 1996


     In November 1995, the Company obtained a line of credit and term loan with Coast Business Credit. The line of credit was for $750,000 and based on valid trade receivables. The term loan portion was also for $750,000, and due three years from loan inception. The interest rate on the line of credit and term loan is prime plus 3% and 3.5%, respectively. There are minimum monthly loan repayments and interest repayments for the loan and line of credit regardless of outstanding balances. In April 1996, the debt facilities were restructured whereby the term loan portion was increased to $1,000,000. Accordingly, the line of credit portion was reduced to $500,000. The Company is subject to certain debt covenants which it believes to be in compliance with at June 30, 1996. The line of credit and term loan are secured by the majority of the assets of the Company. The prime rate was 8% at June 30, 1996.

13.  COMMITMENTS AND CONTINGENCIES:
     The Company has employment agreements with four officers. The employment agreements specify annual salaries totaling $680,000. In addition, two of these officers receive guaranteed annual commissions totaling $180,000. Certain officers may also earn commissions on sales or financing contracts they obtain for the Company. The employment agreements terminate on various dates ranging from December 31, 1996 through September 30, 1997. In August 1996, one officer resigned whose employment agreement was mutually terminated in exchange for substantially less than was due under contract.

     In April, 1995, the Company entered into an agreement with Metro-Goldwyn Mayer (MGM) which calls for the Company to invest in the colorization of seven black and white United Artists Pictures' films from the MGM and United Artists' library. In exchange, the Company will share with MGM in all new revenues resulting from the worldwide distribution of the color-converted titles. MGM/UA Telecommunications Group will handle distribution for international television markets, while MGM/UA Home Entertainment will manage the video release. The Company was bought out of the rights on the first four films for $500,000 (See
Note 1).

     From time to time, the Company receives demands for payments and threats of litigation from persons or entities. It is the Company's belief that such matters would not have a material adverse effect on the Company, except as described below.

     Bank of America Lawsuit
     On April 18, 1996, in Case No. SC 031 643 entitled Bank of America National Trust etc. v. CST Entertainment Imaging, Inc., etc., et al., the Superior Court of California, County of Los Angeles, entered a judgment in favor of Bank of America National Trust and Savings Association ("Bank of America") and against CST Entertainment, Inc. (the "Company") in the principal sum of $437,421, plus interest at the rate of 7% per annum on $404,610 of such principal sum from December 12, 1994 to March 8, 1996, plus additional interest, at the rate of approximately $78 per day, from March 9, 1996 to April 18, 1996. The foregoing judgment was based upon Bank of America's allegations that the Company had in its possession and control property belonging to Gerald Shefsky, the Company's former Chairman of the Board and former Chief Executive Officer, which property is subject to execution in satisfaction of a prior judgment obtained by Bank of America against Mr. Shefsky in the amount of $486,528. The Company has appealed the decision and will continue to defend its position vigorously. The Company accrued amounts for the judgment, including the principal, interest, and applicable legal expenses related to this lawsuit during the quarter ended March 31, 1996. The Company has been and is currently in discussion with Bank of America and Gerald Shefsky regarding settlement of the matter.

                             CST ENTERTAINMENT, INC.

                    YEARS ENDED JUNE 30, 1994, 1995 AND 1996


14.  BENEFIT PLAN:
     In October 1994, the Company instituted a 401(K) Plan (the "Plan") covering substantially all eligible employees. Employees are eligible to participate in the Plan after completing six months or 1,000 hours of service. Employees may contribute up to a maximum of 15% annually, subject to certain discrimination testing requirements. The Company is not obligated to contribute to the Plan, and did not make any contributions in the fiscal years ended June 30, 1995 or 1996, respectively.

15.  CONTRACT COMMITMENTS PAYABLE:
     The Company was committed to a former customer to color convert six motion pictures for the customer, one in calendar 1992, two in calendar 1994 and two in calendar 1995. At June 30, 1995, one motion picture was reflected in short-term commitments payable at an estimated cost of $174,258, which was completed and delivered during fiscal year end June 30, 1996.

16.  STOCK PLACEMENTS:
     In January 1995, the Company completed a private placement to foreign investors in which 300,000 shares were issued at $.75 per share, resulting in proceeds of $225,000.

     In March 1995, the Company completed a private placement in which 900,000 shares were issued at $.75 per share, resulting in proceeds of $675,000.

     In connection with the above placements, the Company incurred $52,509 in legal and related fees which were accounted for as a reduction of total proceeds from those placements.

17.  STOCK OPTIONS AND WARRANTS:
     The Company maintains three stock option plans which reserve up to 5,893,000 shares of common stock for issuance to officers and employees of the Company. The exercise price of all stock options granted under the plans must be at least equal to the fair market value of shares of common stock on the date of grant. The maximum term of each option is ten years. The options become exercisable at such time and in such amounts as the Board of Director's Remuneration Committee directs.

     A combined summary of transaction in stock option plans for the three years ended June 30, 1996, is as follows:

                                      NO. OF SHARES    EXERCISE PRICE
                                      -------------    --------------
        Outstanding June 30, 1993         987,452        $0.59-3.25
         Granted                          757,100         0.94-2.00
         Exercised                        (12,897)        0.94-3.25
         Canceled                         (78,797)             0.82
                                        ---------        ----------
        Outstanding June 30, 1994       1,652,858         0.59-3.25
         Granted                          769,400         0.94-3.25
         Exercised                       (177,800)             0.82
         Canceled                         (24,993)        0.44-3.25
                                        ---------        ----------
        Outstanding June 30, 1995       2,219,465         0.59-3.25
         Granted                          821,400         0.44-0.81
         Exercised                         (4,266)             0.89
         Canceled                        (252,899)        0.81-3.25
                                        ---------        ----------
        Outstanding June 30, 1996       2,783,700        $0.44-3.25
                                        =========        ==========

                             CST ENTERTAINMENT, INC.

                    YEARS ENDED JUNE 30, 1994, 1995 AND 1996

     The options to purchase the 2,783,700 shares of the Company's stock are exercisable on varying dates through December 2004. The options expire ten years from the date of grant or 30 and 90 days after the date of termination of the employee. Should all of the options granted be exercised prior to expiration or cancellation, the proceeds to the Company would be $4,118,968.

     A summary of shares of common stock issuable under warrants for the three years ended June 30, 1996, is as follows:

                                        NO. OF SHARES    EXERCISE PRICE
                                        -------------    --------------
        Outstanding June 30, 1993         2,335,000        $1.37-6.00
         Granted                            300,000         1.75-3.00
         Exercised                         (415,000)        2.00-6.00
         Canceled                          (386,700)        1.80.2.00
                                          ---------        ----------
        Outstanding June 30, 1994         1,833,300         1.37-3.00
         Granted                            725,000         0.94-1.19
         Canceled                          (450,000)        1.37-2.37
                                          ---------        ----------
        Outstanding June 30, 1995         2,108,300        $0.94-3.00
         Granted                          1,752,600         0.44-2.00
         Canceled                          (540,700)        1.75-2.38
                                          ---------        ----------
        Outstanding June 30, 1996         3,320,200        $0.44-6.00
                                          =========        ==========

     The warrants to purchase the 3,320,200 shares of the Company's stock are exercisable upon issuance and expire on varying dates through June 2001. Should all of the warrants issued be exercised prior to expiration or cancellation, the proceeds to the Company would be $4,086,948.

     There have been no compensation expenses recorded in conjunction with the issuance of warrants during fiscal 1994, 1995 and 1996.

18.  EXTRAORDINARY ITEM - FORGIVENESS  AND CONVERSIONS OF DEBT:
     The Company entered into restructuring agreements whereby creditors converted debt into equity and forgiveness. A schedule of forgiveness of debt for each of the three years in the period ended June 30, 1996 follows:

                                            YEAR ENDED JUNE 30, 1994
                              --------------------------------------------------
                                             DEBT
                              BEGINNING    CONVERTED     FORGIVENESS   ENDING
                              OLD DEBT     TO EQUITY       OF DEBT      NEW DEBT
                              --------     ---------       -------      --------
    Accounts payable          $ 146,772     $      -     $146,772       $ -
    Accrued expenses             16,398       15,000        1,398         -
    Prepaid expenses             15,000       15,000            -         -
    Notes payable                11,894            -       11,894         -
                              ---------     --------     --------       ---
                              $ 190,064     $ 30,000     $160,064       $ -
                              =========     ========     ========       ===

                                           YEAR ENDED JUNE 30, 1995
                              --------------------------------------------------
                                             DEBT
                             BEGINNING     CONVERTED     FORGIVENESS    ENDING
                             OLD DEBT     TO EQUITY       OF DEBT       NEW DEBT
                             ---------    ---------       -------       --------
    Accounts payable         $  94,390      $    -        $ 94,390      $  -
                             =========      ======        ========      ====

                             CST ENTERTAINMENT, INC.

                    YEARS ENDED JUNE 30, 1994, 1995 AND 1996

                                           YEAR ENDED JUNE 30, 1996
                           -------------------------------------------------
                                           DEBT
                           BEGINNING     CONVERTED    FORGIVENESS    ENDING
                           OLD DEBT      TO EQUITY      OF DEBT     NEW DEBT
                           --------      ---------      -------     --------
    Accounts payable       $  31,226      $ 31,226      $    -      $     -
    Notes payable            250,000       250,000           -            -
                           ---------      --------      ------      -------
                           $ 281,226      $281,226      $    -      $     -
                           =========      ========      ======      =======

19.  INCOME TAXES:
     Effective July 1, 1993, the Company adopted Statement of Financial Standards ("SFAS") No. 109, Accounting for Income Taxes. SFAS No. 109 significantly changes existing practice by requiring, among other things, an asset and liability approach to calculating deferred income taxes. Implementation of SFAS No. 109 did not have a significant impact on the Company's results of operations or financial position.

     As of June 30, 1996, the Company has available net operating loss carry-forwards of approximately $56,400,000 for federal tax purposes. These net operating loss carry-forwards expire from 1996 through 2008. For state income tax purposes the Company has available net operating losses of approximately $18,700,000 which expire from 2003 through 2020. Under federal tax laws, certain significant changes in ownership of the Company may operate to restrict future utilization of these carry-forwards. The operating loss and tax credit carry-forwards result in deferred tax assets of approximately $19,000,000 (subject to limitations). It is not possible at this time to determine that the realization of the deferred tax assets is more likely than not; accordingly, a valuation reserve has been established for the full amount.

20.  SEGMENT INFORMATION:
     The Company is engaged in two principal business segments: conversions of black-and-white videotape to color and film licensing, royalty revenue. The table that follow shows certain financial information for each business segment for the fiscal years ended June 30, 1994, 1995 and 1996.

                              FINANCIAL INFORMATION
                                 (IN THOUSANDS)

                                  COLOR CONVERSION       FILM ROYALTY LICENSING             TOTAL
                               -----------------------   ----------------------    ----------------------
                                1994     1995    1996     1994    1995     1996     1994    1995    1996
                               ------  -------  ------   ------  ------   ------   ------  ------   -----

Revenue                        $2,397   $4,916  $2,327   $  940  $1,206   $2,500   $3,337  $6,122   $4,827
Depreciation and amortization   1,059    1,041   2,203      334     246      179    1,393   1,287    2,382
Operating profit (loss)        (2,499)  (1,987) (2,113)     606     527   (1,357)  (1,893) (1,460)  (3,470)
Identifiable assets             4,367    3,351   2,614    1,880   2,066    2,656    6,247   5,417    5,270
Capital expenditures            1,406      547      24    1,734     551    3,582    3,140   1,098    3,606

21.  SUBSEQUENT EVENT:
     Subsequent to fiscal year end 1996, the Company settled its lawsuit with Interactive Tech, Inc. ("Interactive Tech"), the company involved with CST in the European joint venture. Under the Settlement, CST will issue to Interactive Tech 400,000 shares of common stock, in exchange for which Interactive Tech will forego all rights related to the joint venture with CST.

ITEM 9.       DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    Identification of Executive Officers and Directors. The executive officers and directors of the Company are as follows:

     Name                         Age       Position with the Company
     ----                         ---       -------------------------
     Gerald Shefsky               63        Chairman of the Board (1)(2)(3)
     Jonathan D. (Jody) Shapiro   41        President, Chief Executive
                                              Officer and Director
     Abbey Butler                 59        Director (1)(3)
     Summer Long                  73        Director (1)(2)
     Michael J. Solomon           58        Director (2)
     Stanton Rutledge             41        Executive Vice President and
                                              Chief Operating Officer(3)
     Stephen S. Strick            47        Senior Vice President,
                                              Corporate and Business
                                              Affairs and Secretary
     Jack Norton                  37        Vice President of Engineering
                                              and Development
     Rob Word                     49        Senior Vice President and
                                              President, CST
                                              Featurizations, Inc.

     (1)      Member of the Company's Audit Committee.
     (2)      Member of the Company's Stock Option/Remuneration Committee.
     (3)      Resigned from all positions subsequent to fiscal year ended 1996.

     Directors are elected by the stockholders at each annual meeting or (in the case of a vacancy) appointed by the directors until their successors are elected and qualified.

     Officers serve at the discretion of the Board of Directors.

     GERALD SHEFSKY has been Chairman of the Board of the Company since December 1986. Mr. Shefsky was Vice Chairman of the Board from June 1983 to December 1986, Chairman of the Board of the Company from November 1981 to June 1983 and Treasurer of the Company from June 1983 until May 1985. He was Chief Executive Officer of the Company from December 1991 until December, 1994. Mr. Shefsky is also a Director of FoxMeyer Canada (formerly Evans Health Group, Ltd.). In July 1996, Mr. Shefsky resigned his position with the Company.

     JONATHAN D. (JODY) SHAPIRO joined the Company as its President and
Chief Operating Officer in October of 1993, and became a Director in November 1993 and Chief Executive Officer in December, 1994. Mr. Shapiro previously served in various executive capacities including, RHI Entertainment, Inc. where he was Executive Vice President U.S. Sales and President of RHI Television Sales (formerly New Line Television Distribution). Prior to that he was Executive Vice President Telecommunications

Division at Qintex Entertainment, Inc. and President of Hal Roach Studios Syndication. Mr. Shapiro served in numerous positions at Telepictures Corporation in New York including, Senior Vice President Domestic Division. In October 1996, Mr. Shapiro was elected Chairman of the Board of Directors.

     ABBEY J. BULTER became a Director of the Company June 1, 1993. Since March 1991, Mr. Butler has been Co-Chairman and Co-Chief Executive Officer of the Board of Directors of FoxMeyer Health Corporation. In November 1991, he was appointed Co-Chairman of Ben Franklin Retail Stores, Inc. Mr. Butler is also the President and a director of C.B. Equities Corp., a private investment company, since 1982. Mr. Butler presently serves as a director and a member of the Executive Committee of FWB Bancorporation, a trustee of The American University, a director of the Starlight Foundation, a charitable organization, and is a member of the advisory boards of the Pediatric AIDS Foundation and the National Center for Survivors of Child Abuse. He is also a director of UroHealth, Inc. and Pharmor, Inc. Mr. Butler was appointed by President Bush to serve on the President's Advisory Committee on the Arts and he now serves as a member of the Executive Committee of the National Committee for the Performing Arts, John F. Kennedy Center, Washington, D.C. In October 1996, Mr. Butler resigned his position with the Company.

     SUMNER ADAM LONG has been a director of the Company since June 1983.
Mr. Long has been the President of both L.Q.M. Associates Corp. and L.Q.M. Associates, Inc., and their predecessor companies which are engaged in the ship brokerage business for over 40 years and currently directs the tanker broker activities of Shipping Financing Services Corp. He is a graduate of the United States Merchant Marine Academy and the Massachusetts Institute of Technology.

     MICHAEL JAY SOLOMON became a Director of the Company in March, 1994. Mr. Solomon's diverse background in entertainment began with executive positions at United Artists and MCA. In 1978, he founded Telepictures Corporation, which under his leadership as Chairman and Chief Executive Officer became the largest television syndication company in the United States. In 1985, Telepictures merged with Lorimar and Mr. Solomon became the new company's President as well as a member of its Board of Directors. From 1989 to 1994, Mr. Solomon served as President of Warner Brothers International Television where he headed up the company's sales and marketing to television cable and satellite companies outside the U.S. Following his tenure at Warner Brothers, he launched Solomon International Enterprises, his global entertainment, telecommunications company focusing on emerging opportunities in Latin America, Europe, Asia and the Middle East.

     STANTON RUTLEDGE joined the Company in November 1992, as Vice President, Executive Producer. He became an Executive Vice President in February 1994. He comes to the Company from American Film Technologies, Inc. where he was employed from 1986 as Vice President, Executive Producer. From 1981 to 1986 he was with E.F. Hutton and Co. In August 1996, Mr. Rutledge resigned his position with the Company.

     STEPHEN S. STRICK joined the Company in August 1994, as its Senior Vice President of Corporate and Business Affairs and Secretary. Prior to joining the Company, Mr. Strick was an entertainment lawyer, motion picture and television executive and film producer. From 1982 through 1989, Mr. Strick was a key executive of Dino De Laurentis Corporation and De Laurentis Entertainment Group, where he was primarily involved in motion picture and television production, financing and distribution. From 1977 to 1980, Mr. Strick practiced law at the law firm Loeb and Loeb. He also held executive positions at Home Box Office and United Artists Corporation. Mr. Strick is a member of the Academy of Motion Picture Arts and Sciences and was appointed an American Arbitration Association Arbitrator in 1984. He is a graduate of Stanford University (AB 1971) and the University of California (Juris Doctor) in 1974. In October 1996, Mr. Strick was elected to the Board of Directors of the Company.

     JACK NORTON joined the Company in 1991, as Director of Software Development. He was instrumental in developing the digital colorization and animation systems. Prior to January 1991, he worked as a consultant for Showscan Corporation on development of their computer graphics based motion control system. Mr. Norton has over 16 years experience managing numerous product developments ranging from military to entertainment applications.

     ROB WORD joined the Company in January 1994, as President of CST Featurizations, Inc. and Vice President and subsequently, Senior Vice President of the Company. Mr. Word's previous executive positions include, Senior Vice President, Creative Development at I.T.C.; Senior Vice President Marketing at Qintex Entertainment, Inc. and Senior Vice President, Production and Marketing at Hal Roach Studios: Director of Marketing at Orion Entertainment. He received an Emmy nomination as writer/producer of "An Ozzie and Harriet Christmas," produced and wrote the pilots to "Paradise Beach" for New World Productions and "The Action Pack Network" for MCA. Other credits include: "The Laurel and Hardy Show," "T and T," A&E's "Biography," "The Adventures of William Tell" and "Outlaws of the Movies. Mr. Word is also the producer and one of the founding fathers of the annual Golden Boot Awards, which honors western film stars and benefits the Motion Picture and Television Fund.

ITEM 11.  EXECUTIVE COMPENSATION
     The following table sets forth all cash compensation paid by the Company for services rendered during the year ended June 30, 1996, 1995, and 1994, to the (i) Chief Executive Officer and (ii) the three most highly compensated executive officers of the Company.

Name and                                                  Long Term
Principal                                               Compensation &           All
Position                     Year (1)     Salary        Stock Options (2)        Other
--------                     --------    --------       -----------------      -------
Jonathan D. Shapiro            1996      $275,000          300,000(3)          $6,000(6)
  President and Chief          1995      $270,000          300,000(4)          $6,000(6)
  Executive Officer            1994      $197,308          400,000(5)          $6,000(6)
  and Director

Stanton Rutledge               1996      $165,000           50,000(7)          $6,000(6)
  Executive                    1995      $165,000           50,000(8)          $6,400(6)
  Vice President               1994      $123,878                  -           $6,000(6)

Rob Word                       1996      $150,000           50,000(9)          $6,000(6)
  Senior Vice President        1995      $150,000           75,000(10)         $6,000(6)
  and President of CST         1994      $ 61,038          125,000(11)         $3,000(6)
  Featurizations, Inc.

Stephen Strick                 1996      $151,000(14)       80,000(12)         $6,000(6)
  Senior Vice President        1995      $112,741          120,000(13)         $5,500(6)
                               1994         N/A              N/A                 N/A

     All other executive officers of the company received less than $100,000 in cash compensation for services rendered in the fiscal year ended June 30, 1996.

     (1) No cash bonuses were paid in the years presented.

     (2) The Long Term Compensation Plans operated by the Company are the Company's Employee Stock Option Plans and its Warrant Plan for directors. The Company instituted a 401(k) Plan during fiscal year 1995, covering substantially all eligible employees. The company is not obligated to contribute to the Plan, and did not make any contributions in the fiscal years ended 1995 or 1996.

     (3) These options were granted to Mr. Shapiro December 6, 1995 at an exercise price of $0.63 per share.


     (4) These options were granted to Mr. Shapiro December 12, 1994, at an exercise price of $0.94 per share.


     (5) These options were granted to Mr. Shapiro September 8, 1993 at an exercise price of $2.00 per share.


     (6) This amount reflects the officers' $750 or $500 monthly car allowance and/or $200 monthly phone allowance.


     (7) These options were granted to Mr. Rutledge June 30, 1996 at an exercise price of $0.44 per share.

     (8) These options were granted to Mr. Rutledge December 12, 1994 at an exercise price of $0.94 per share.

     (9) These options were granted to Mr. Word June 30, 1996 at an exercise price of $0.44 per share.

     (10) These options were granted to Mr. Word July 1, 1995, effective June 1, 1995 at an exercise price of $0.94 per share.

     (11) These options were granted to Mr. Word January 3, 1994 at an exercise price of $2.31 per share.


     (12) These options were granted to Mr. Strick June 30, 1996 at an exercise price of $0.44 per share.


     (13) 60,000 of these options were granted to Mr. Strick in August, 1994 at an exercise price of $1.00 per share and 60,000 options were granted July 1, 1995 effective June 1, 1995 at an exercise price of $0.94 per share.

     (14) This amount reflects an additional $26,000 earned for production fees due him on the Featurizations programming delivered in 1996.

     Employment Agreements
     In September 1993, the Company entered into a written employment agreement with Mr. Jonathan D. Shapiro, which provides for annual salary compensation of $150,000, annual guaranteed commissions of $120,000 and annual car allowance of $6,000. Mr. Shapiro may earn additional commissions of 3% on sales of the Company's library products and 1% of coloring service sales in excess of $120,000. The employment agreement expires in September 1996. The employment agreement was extended two years in October 1995, which increased his annual salary compensation to $300,000 and annual car allowance to $9,000. In addition, in December 1995, Mr. Shapiro was granted an additional 300,000 employee stock options at $.63 per share. Mr. Shapiro will also receive $1,000 per half-hour of programming produced by the Featurizations division. Mr. Shapiro has deferred production fees of $26,000 due him to be paid no later than June 1997.


     In December 1992, the Company entered into a written employment agreement with Mr. Stanton Rutledge, which provides for annual salary compensation of $100,000 (increased to $115,000 and $165,000 in February and December, 1994, respectively) commission of 1% on gross receipts generated in excess of $10,000,000 and annual car allowance of $6,000. The employment agreement was renewed in October 1995 for an additional two (2) year period. In August, 1996 Mr. Rutledge resigned his position with the Company.

     In August 1994, the Company entered into a written employment agreement with Mr. Stephen Strick, which provides for annual compensation of $125,000 and an annual car allowance of $6,000. Mr. Strick's employment with the Company expires in August, 1997.


     In January 1994, the Company entered into a written employment agreement with Mr. Robert Word, which provides for annual salary compensation of $90,000, guaranteed annual commission of $60,000 and annual car allowance of $6,000. Mr. Word may also earn commission of between 1% and 3% on productions developed for the Company. The employment agreement expires in December 1996. Mr. Word has deferred production fees of $26,000 due him to be paid no later than December, 1996.


     Stock Option and/or Stock Warrants Granted During Fiscal 1996
     The table below sets forth certain information regarding grants of options and/or warrants during the fiscal year ended June 30, 1996, to the executive officers named in the Summary Compensation Table above. No stock appreciation rights were granted during fiscal 1996, 1995 and 1994.

                                     % of                                          Potential Realizable
                                  Total Options/                                     Value at Assumed
                                    Warrants                                         Annual Rates of
                      Options/     Granted to        Exercise                        Stock Price
                      Warrants     Employees in       Price       Expiration         Appreciation
Name                  Granted      Fiscal Year      Per Share      Date               For Option Term(1)
----                  --------     -------------    ---------     ----------      ----------------------
                                                                                     5%          10%
                                                                                  --------    ----------
Jonathan D. Shapiro     300,000         44%         $ 0.63          12/2005       $118,000    $ 299,000
Stanton Rutledge         50,000          7%         $ 0.44           6/2006       $ 14,000    $  35,000
Rob Word                 50,000          7%         $ 0.44           6/2006       $ 14,000    $  35,000
Stephen Strick           80,000         12%         $ 0.44           6/2006       $ 22,000    $  56,000

     (1) Potential realizable value is determined by taking the initial dollar value per share and applying the stated annual appreciation rate compounded annually for the term of the options (10 years), subtracting the applicable exercise price per share at the end of the period and multiplying the remaining number by the number of options or warrants granted. Actual gains, if any, on stock option or transfer exercises and common stock holdings are dependent on the future performance of the common stock and overall stock market conditions. There can be no assurance that the amounts reflected in this table will be achieved.


                  AGGREGATED OPTION AND/OR WARRANT EXERCISES IN FISCAL YEAR 1996 AND FISCAL YEAR AND OPTION AND WARRANT VALUES


                                               Number of Unexercised                 Value of Unexercised
                                                    Options Held                     In-the-money Options
                                                      at FY End                        at FY End ($)(1)
                 Shares                     -------------------------------    -------------------------------
              Acquired on        Value
Name          Exercise (2)     Realized     Exercisable       Unexercisable    Exercisable       Unexercisable
----          ------------     --------     -----------       -------------    -----------       -------------
Jonathan D.
  Shapiro                -            -          366,666           633,334               -                 -

Stanton
  Rutledge               -            -          166,666            83,334                -                -

Rob Word                 -            -          108,332           141,668                -                -

Stephen
  Strick                 -            -           40,000           200,000                -                -

     (1) This value is the difference between the closing price of the Company's common stock on June 30, 1996, and the exercise price of options and/or warrants multiplied by the number of shares subject to the options or warrants.


     (2) During fiscal 1996, no executive officers named in the summary compensation table above exercised any options or warrants.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND OFFICERS AND DIRECTORS AS OF SEPTEMBER 25, 1996

     The following table sets forth as of September 25, 1996, certain information regarding the beneficial ownership of Common Stock owned by (i) each stockholder known to the Company to be the beneficial owner of more than 5% of the Common Stock (ii) each director of the Company, (iii) each nominee director,
(iv) certain executive officers, and (v) all officers and directors of the Company as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to shares beneficially owned.

Name and Address                          Number of Shares          Percent
of Beneficial Owner                       Beneficially Owned(1)     of Class
-------------------                       ---------------------     --------

Merrill Lynch Phoenix Fund                2,525,000 (2)               9.3%
800 Scudders Mill Road
Plainsboro, NJ 08536

M&A Investments, Inc.                     1.787,670 (4)               6.6%
1220 Senlac Drive
Carrollton, Texas 75006

Gerald Shefsky                            1,150,000 (3)               4.2%
5901 Green Valley Circle, Ste. 400
Culver City, California 90230

Abbey J. Butler                             650,000 (4)               2.4%
207 Dune Road
West Hampton Beach, New York 11978

Jonathan D. (Jody) Shapiro                  369,092 (4)               1.4%
5901 Green Valley Circle, Ste. 400
Culver City, CA 90230

Michael Jay Solomon                         260,000 (4)                *
440 N. Rodeo Drive
Penthouse Suite
Beverly Hills, CA 90210

Stanton Rutledge                            166,967 (4)                *
5901 Green Valley Circle, Ste. 400
Culver City, CA 90230

Sumner Adam Long                            175,000 (3)                *
3 Park Avenue, 38th Floor
New York, New York 10016

Rob Word                                    109,132 (4)                *
5901 Green Valley Circle, Ste. 400
Culver City, CA 90230

Stephen Strick                            40,000 (3)                 *
5901 Green Valley Circle, Ste. 400
Culver City, CA 90230

Directors and Officers                    2,994,609 (5)            11.0%
as a group (9 persons)

* signifies less than one percent (1%)

     (1) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such persons have the right to acquire within 60 days after such date.

     (2) Consists entirely of shares owned.

     (3) Consists entirely of options or warrants to purchase shares.

     (4) Consists of both shares owned and options and/or warrants to purchase shares.

     (5) Includes an aggregate 3,330,397 shares that such officers and directors have the right to acquire pursuant to stock options and warrants granted by the Company.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On December 28, 1993, the Company issued a loan to the President, Mr. Jonathan D. (Jody) Shapiro in the amount of $50,000 at an interest rate of 4%. Principal and interest was due April 30, 1994. $35,000 of the loan was paid down. Payoff of the $15,000 balance and interest is currently being negotiated.

     On February 18, 1994, the Company issued a loan to the President, Mr. Jonathan D. (Jody) Shapiro in the amount of $100,000 at an interest rate of 5.3%. Principal and interest is due the earlier of: (i) February 18, 1997, (ii) within 10 days from the date Mr. Shapiro exercises options granted him, or (iii) six months after the date Mr. Shapiro is no longer employed by the Company. The loan is secured by a second trust deed on Mr. Shapiro's residence.

     On June 30, 1994, the Company issued a loan to the Chairman, Mr. Gerald Shefsky in the amount of $67,263 at an interest rate of 5.3%. Principal and interest is due the earlier of: (i) June 30, 1997, (ii) within 10 days from the date Mr. Shefsky exercises options granted him or, (iii) six months after the date Mr. Shefsky is no longer employed by the Company. Mr. Shefsky repaid the loan in April 1996.

     In July 1995, Mr. Jonathan D. (Jody) Shapiro issued a short-term loan to the Company for $100,000 at an interest rate of 10.25%. Principal and interest is due on demand, subject to certain terms and conditions. The loan is secured by certain fixed assets of the Company. In November, 1995, the Company repaid the principal and accrued interest due to Mr. Shapiro. In December, 1995, Mr. Shapiro again loaned the Company $50,000 under similar terms and conditions of the first loan noted above. In addition, in April, 1996, $35,000 of Company related expenses paid by Mr. Shapiro were converted to a note payable under similar terms and conditions of the above notes. All amounts due Mr. Shapiro were repaid in September, 1996.

     In July 1995, the Company obtained short-term financing from M&A Investments, Inc. of $500,000 and issued to M&A a note bearing interest at 12.50% and the principal and accrued interest are due November 1, 1995. The note is convertible at the option of the creditor into shares of the Company's common stock. The Company also issued 750,000 warrants to the creditor. The warrants are exercisable at $0.65 per share. The exercise price will be reduced to $0.50 per share if the note payable is not repaid in full by November 1, 1995. The note is collateralized by certain fixed assets of the Company. In November, 1995, $250,000 of the note was converted into 500,000 shares of the Company's common stock. The maturity date of the remaining $250,000 of the note and applicable accrued interest was extended first to February 1, 1996 and then subsequently to December 31, 1996. If the note is not repaid in full by December 31, 1996, the options are convertible at $0.50 per share.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     A.       Index of Financial Statements:                                                 Page
                                                                                             ----
     Report of Independent Certified Public Accountants                                        12
     Balance Sheets as of June 30, 1995 and 1996                                               13
     Statements of Operations for the years ended June 30, 1994, 1995 and 1996                 14
     Statements of Stockholders' Equity for the years ended June 30, 1994, 1995 and 1996       15
     Statements of Cash Flows for the years ended June 30, 1994, 1995 and 1996              16-18
     Notes to Financial Statements                                                          19-27

     B.       Index of Financial Statement Schedules:

     Schedule II - Valuation and Qualifying Accounts and Reserves                              39

     All other schedules are omitted because they are not applicable or not required, or because the required information is included in the financial statements or the notes thereto.

     C. No Form 8-K was filed during the last quarter of the period reported on hereby.

     D.       Exhibits

     The following exhibits required to be filed as part of this Annual Report on Form 10-K have been included.

     3(a)     Certificate of Incorporation of the Company, as amended, filed as
              Exhibit 3(a) to the Company's Registration Statement on Form S-18 (Registration No. 2-98368-LA) filed on June 13, 1985 (the "Form S-18"), incorporated herein by reference.

     (b) Bylaws of the Company, as amended, filed as Exhibit 3(b) to the Form S-18, incorporated herein by reference.

    10(aa) Agreement dated October 9, 1994, between the Company and Stephen Strick, regarding Stephen Strick's employment by the Company, incorporated herein by reference.

    10(rr) Agreement with 20th Century Fox, Inc., dated June 30, 1992, regarding the Company's commitment to provide certain services to 20th Century Fox, Inc. over a three year period in exchange for cancellation of the Company's debt obligations to 20th Century Fox, Inc., filed as Exhibit 10(rr) to the Company's Form 10-K filed on September 28, 1994 incorporated herein by reference.

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

    10(zz) Agreement dated January 3, 1994, between the Company and Robert Jennings Word II, regarding Mr. Word's employment by the Company, filed as Exhibit 10(zz) to the Company's Form 10-K filed on September 28, 1994, incorporation by reference.

    24(a) Consent of Certified Public Accountants regarding the incorporation by reference of the Company's audited financial statements contained in this Form 10-K for the fiscal year ended June 30, 1994, to the Company's Registration Statement on Form S-8 (Registration No. 33- 45035) filed in December 1991.

    27(a)     Financial Data Schedule, included herein.

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES



COLUMN A                                             COLUMN B     COLUMN C      COLUMN D      COLUMN E
--------                                            ----------   ----------    ----------    ----------
                                                    BALANCE AT                                 BALANCE
                                                     BEGINNING                                 END OF
                                                     OF YEAR     ADDITIONS     DEDUCTIONS       YEAR
                                                    ----------   ----------    ----------    ----------
1996
  Allowance for doubtful accounts deducted from
    accounts receivable in balance sheet             $19,100      $             $              $19,100
                                                     =======      =======       ==========     =======

1995
  Allowance for doubtful accounts deducted from
    accounts receivable in balance sheet             $            $19,100       $              $19,100
                                                     =======      =======       ==========     =======

                                   SIGNATURES


     Pursuant to the requirements of Section 13, or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CST ENTERTAINMENT, INC.

                                   By:      /s/   Jeffrey M. Jacobs
                                      _________________________________________
                                                  Jeffrey M. Jacobs,
                                                       Controller


                                   By:      /s/   Jonathan D. Shapiro
                                      _________________________________________
                                                  Jonathan D. Shapiro
                                         President and Chief Executive Officer


Dated:  November 1, 1996

     Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                  Title                       Date
           ---------                  -----                       ----

/s/  Sumner A. Long
___________________________  Director                           November 1, 1996
     Sumner A. Long


/s/  Jonathan D. Shapiro
___________________________  Chairman of the Board, President   November 1, 1996
     Jonathan D. Shapiro       and Chief Executive Officer


/s/  Stephen Strick
___________________________  Director                           November 1, 1996
     Stephen Strick


/s/  Michael Jay Solomon
___________________________  Director                           November 1, 1996
     Michael Jay Solomon

                    CONSENT OF CERTIFIED PUBLIC ACCOUNTANTS



CST Entertainment, Inc.
Culver City, California


     We hereby consent to use in the Registration Statement on Form S-8, Registration Number 33-45035 of our report dated October 18, 1996, relating to the audit of the financial statements and schedule of CST Entertainment, Inc., which are contained in and incorporated by reference to the Annual Report on Form 10-K for the year ended June 30, 1996. Our report contains an explanatory paragraph regarding the Company's ability to continue as a going concern.



                                       BDO SEIDMAN, LLP



Los Angeles, California
November 1, 1996