Form 10-Q
period 1996-09-30
CST ENTERTAINMENT INC/DE/
filed 1996-11-14
CIK 771617

==============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ____________________________

                                   FORM 10-Q
   (MARK ONE)
[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to_______________

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

                                      N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)
                        ________________________________

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X      No
                                -------     -------

         The Registrant has 27,278,340 shares of common stock, par value $0.15 per share, issued and outstanding as of October 15, 1996.

         Total number of sequentially numbered pages in this document:  __

==============================================================================

                            CST ENTERTAINMENT, INC.

                          FORM 10-Q FOR QUARTER ENDED

                               SEPTEMBER 30, 1996


                                     INDEX

                                                                                                                    Page No.
                                                                                                                    --------
PART I -- FINANCIAL INFORMATION

Item 1.      Balance Sheets at June 30, 1996 and September 30, 1996 . . . . . . . . . . . . . . . . . . . . . . .         4
             Statements of Operations for the Quarter Ended
               September 30, 1995 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5
             Statements of Cash Flows for Quarter Ended September 30, 1995 and
               and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6-7
             Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8-9

Item 2.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10-12

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        13
Item 2.      Change in Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        13
Item 3.      Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        13
Item 4.      Submission of Matters to a Vote of Securities Holders  . . . . . . . . . . . . . . . . . . . . . . .        13
Item 5.      Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        13
Item 6.      Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        13
             Signature Page   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        14

                 (This page has been left blank intentionally.)

ITEM 1.  FINANCIAL STATEMENTS

                            CST ENTERTAINMENT, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                  June 30,      September 30,
                                                                                   1996                 1996
                                                                             -------------      --------------
Current assets:
  Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $       54,304     $       18,706
  Accounts receivable, net  . . . . . . . . . . . . . . . . . . . . .               896,049            221,430
  Work-in-process . . . . . . . . . . . . . . . . . . . . . . . . . .               769,299            454,544
  Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . .                98,257            150,518
  Receivable from related parties . . . . . . . . . . . . . . . . . .                15,000             15,000
                                                                             --------------     --------------
   Total current assets   . . . . . . . . . . . . . . . . . . . . . .             1,832,909            860,198
Property and equipment:
  Color conversion equipment  . . . . . . . . . . . . . . . . . . . .             3,896,789          3,896,789
  Leasehold improvements and other equipment  . . . . . . . . . . . .             1,615,020          1,615,020
  Capitalized software  . . . . . . . . . . . . . . . . . . . . . . .             1,432,377          1,460,571
                                                                             --------------     --------------
                                                                                  6,944,186          6,972,380
Less accumulated depreciation . . . . . . . . . . . . . . . . . . . .             5,792,607          5,960,352
                                                                             --------------     --------------
                                                                                  1,151,579          1,012,028
Other assets:
  Patent, net of accumulated amortization of
   $554,844 and $554,844  . . . . . . . . . . . . . . . . . . . . . .                     -                  -
  Film library, net of accumulated amortization of
   $4,782,775 and $5,010,275  . . . . . . . . . . . . . . . . . . . .             2,143,417          1,415,917
  Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .                16,633             16,633
  Notes receivable from directors/officers  . . . . . . . . . . . . .               125,000            100,000
                                                                             --------------     --------------
                                                                                  2,285,050          1,532,550
                                                                             --------------     --------------
                                                                             $    5,269,538     $    3,404,776
                                                                             ==============     ==============

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit  . . . . . . . . . . . . . . . . . . . . . . . . . .        $      507,826             56,747
  Current portion of term loan  . . . . . . . . . . . . . . . . . . .               250,200            250,200
  Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . .               735,652            734,884
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . .               488,635            419,855
  Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . .             1,227,205          1,177,163
  Deferred income . . . . . . . . . . . . . . . . . . . . . . . . . .               825,300            361,300
  Loans payable to related party  . . . . . . . . . . . . . . . . . .                85,000                  -
                                                                             --------------     --------------
   Total current liabilities  . . . . . . . . . . . . . . . . . . . .             4,119,818          3,000,149
                                                                             --------------     --------------
Non-current portion of term loan  . . . . . . . . . . . . . . . . . .               640,425            577,875
Stockholders' equity:
  Common stock, par value $0.15 per share; authorized
   40,000,000 shares; issued and outstanding 27,278,340
   and 27,278,340   . . . . . . . . . . . . . . . . . . . . . . . . .             4,091,752          4,091,752
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . .            56,097,740         56,115,740
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . .           (59,680,197)       (60,380,740)
                                                                             --------------     --------------
                                                                                    509,295           (173,248)
                                                                             --------------     --------------
                                                                             $    5,269,538     $    3,404,776
                                                                             --------------     --------------


                See accompanying notes to financial statements.

                            CST ENTERTAINMENT, INC.

                            STATEMENTS OF OPERATIONS

                   QUARTER ENDED SEPTEMBER 30, 1995 AND 1996
                                  (UNAUDITED)

                                                                                   1995              1996
                                                                             --------------    ---------------
Revenue:
  Coloring income . . . . . . . . . . . . . . . . . . . . . . . . . . .      $      678,780    $       931,750
  Licensing/royalty income  . . . . . . . . . . . . . . . . . . . . . .             400,000            175,000
  Library sales income  . . . . . . . . . . . . . . . . . . . . . . . .                   -            500,000
                                                                             --------------    ---------------
                                                                                  1,078,780          1,606,750
                                                                             --------------    ---------------

Expense:
  Production  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             526,735            845,171
  Cost of library rights sold . . . . . . . . . . . . . . . . . . . . .                   -            500,000
  Research and development  . . . . . . . . . . . . . . . . . . . . . .              36,782              5,694
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . .             137,071            172,870
  Film library amortization . . . . . . . . . . . . . . . . . . . . . .             222,000            227,500
  General and administrative  . . . . . . . . . . . . . . . . . . . . .             351,361            510,657
  Participation and licensing . . . . . . . . . . . . . . . . . . . . .             280,000                  -
  Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . .              14,608             45,401
                                                                             --------------    ---------------

                                                                                  1,568,557          2,307,293

  Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     (489,777)   $      (700,543)
                                                                             ==============    ===============

Per share:
  Net loss per share  . . . . . . . . . . . . . . . . . . . . . . . . .      $        (0.02)    $        (0.03)
                                                                             ==============    ===============

  Weighted average number of common shares outstanding  . . . . . . . .          26,201,046         27,278,340
                                                                             ==============    ===============


                See accompanying notes to financial statements.

                            CST ENTERTAINMENT, INC.

                            STATEMENTS OF CASH FLOWS

                   QUARTER ENDED SEPTEMBER 30, 1995 AND 1996
                                  (UNAUDITED)

                          INCREASE (DECREASE) IN CASH

                                                                                  1995                1996
                                                                             --------------    ---------------
Cash flows from operating activities:
  Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     (489,777)   $      (700,543)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation and amortization  . . . . . . . . . . . . . . . . . .             359,071            400,370
     Non-cash payment of expenses . . . . . . . . . . . . . . . . . . .                   -             54,145
     Non-cash revenue from commitments payable  . . . . . . . . . . . .            (174,258)                 -
  (Increase) decrease in operating assets:
     Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . .             (74,660)           674,619
     Work in process  . . . . . . . . . . . . . . . . . . . . . . . . .            (641,370)           314,755
     Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . .             (35,807)           (57,386)
     Receivable from related parties  . . . . . . . . . . . . . . . . .             200,000                  -
     Notes receivable from directors/officers . . . . . . . . . . . . .                   -             25,000
  Increase (decrease) in liabilities:
     Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .              (1,859)           (68,780)
     Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . .             337,736            (50,042)
     Deferred income  . . . . . . . . . . . . . . . . . . . . . . . . .             116,973           (464,000)
                                                                             --------------    ---------------

  Total adjustments . . . . . . . . . . . . . . . . . . . . . . . . . .              85,826            828,681
                                                                             --------------    ---------------

     Net cash (used in) provided by operating activities  . . . . . . .            (403,951)           128,138
                                                                             --------------    ---------------

Cash flows from investing activities:
  Additions to property and equipment . . . . . . . . . . . . . . . . .              (4,651)                 -
  Additions to capitalized software . . . . . . . . . . . . . . . . . .            (108,515)           (28,194)
  Additions to film library . . . . . . . . . . . . . . . . . . . . . .             (42,141)                 -
  Sales of film library rights  . . . . . . . . . . . . . . . . . . . .                   -            500,000
                                                                             --------------    ---------------

     Net cash (used in) provided by investing activities  . . . . . . .            (155,307)           471,806
                                                                             --------------    ---------------

Cash flows from financing activities:
  Payments of notes payable . . . . . . . . . . . . . . . . . . . . . .             (25,413)              (768)
  Payments on term loan . . . . . . . . . . . . . . . . . . . . . . . .                   -            (62,550)
  Additions to notes and loans payable  . . . . . . . . . . . . . . . .             500,000                  -
  Borrowings from line of credit  . . . . . . . . . . . . . . . . . . .                   -          1,347,053
  Pay-down on line of credit  . . . . . . . . . . . . . . . . . . . . .                   -         (1,834,277)
  Loans payable to related party  . . . . . . . . . . . . . . . . . . .             100,000            (85,000)
                                                                             --------------    ---------------

     Net cash provided by (used in) financing activities  . . . . . . .             574,587           (635,542)
                                                                             --------------    ---------------

Net increase (decrease) in cash . . . . . . . . . . . . . . . . . . . .              15,329            (35,598)
Cash at beginning of period . . . . . . . . . . . . . . . . . . . . . .              24,694             54,304
                                                                             --------------    ---------------
Cash at end of period . . . . . . . . . . . . . . . . . . . . . . . . .      $       40,023    $        18,706
                                                                             ==============    ===============

                                  (Continued)

                            CST ENTERTAINMENT, INC.

                            STATEMENTS OF CASH FLOWS

                   QUARTER ENDED SEPTEMBER 30, 1995 AND 1996
                                  (UNAUDITED)


                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                                   1995                   1996
                                                                             --------------    ---------------
Cash paid during the quarter for interest . . . . . . . . . . . . . . .      $          145    $             -
                                                                             ==============    ===============


               SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING & FINANCING ACTIVITIES

Quarter ended September 30, 1995

         The Company capitalized $54,111 of depreciation expense under its work-in-process.

Quarter ended September 30, 1996

         The Company liquidated $18,000 of accounts payable by issuing 61,715 warrants to purchase the Company's common stock.

         The Company paid $36,145 of interest expense on its line of credit and term loan by adding such amounts to its available line of credit balance. The Company also paid $62,550 of principal payments on its term loan by adding such amounts to its available line of credit balance.




                See accompanying notes to financial statements.

                            CST ENTERTAINMENT, INC.

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996


NOTE 1 - COMMENTS

      In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the Company's financial position at September 30, 1996, the results of operations for the quarter ended September 30, 1996 and 1995 and the cash flows for the quarter ended September 30, 1996 and 1995. Although management of the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

      The results of operations for the quarter ended September 30, 1996 are not necessarily indicative of the results of operations to be expected for the full year ending June 30, 1997.

      Certain prior period amounts have been reclassified to conform to current period's presentation.

NOTE 2 - DYNACS ENGINEERING AGREEMENT

      During the quarter ended September 30, 1996, CST finalized its agreement with Florida-based Dynacs Engineering, Inc. to utilize the production services of Dynac's digital studio facilities in India. Dynacs will also provide software programming and production support from its U.S.-based offices as part of the agreement. CST estimates that 60 to 70 percent of the labor intensive portion of its production work will be performed at Dynac's India facility. Based on this, CST has reduced its production labor force to the equivalent of one full-time shift, and anticipates significant annual savings in its overhead.

NOTE 3 - MGM/UA AGREEMENT

      In September 1996, the Company entered into an agreement with MGM/UA whereby the Company sold its rights in the first four films produced under its minimum seven picture agreement. In exchange, the Company received $500,000. As such, the Company will not maintain any future rights and wrote off balances carried on the books for these pictures in excess of the amount received in the quarter ended June 30, 1996.

                            CST ENTERTAINMENT, INC.

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996


NOTE 4 - WYATT EARP AGREEMENT

      In August 1996, the Company entered in to an agreement with Allied Communications, Inc. ("ACI") whereby the Company sold certain rights in its Wyatt Earp - Return to Tombstone project. In exchange, the Company received $175,000. The Company will still maintain certain rights related to the Wyatt Earp project and is actively pursuing selling such rights.

NOTE 5 - AMERICAN STOCK EXCHANGE

      In October 1996, the Company was informed by the American Stock Exchange ("AMEX") of its intent to remove the listing of CST's common stock. CST is appealing the decision and has asked the Amex to resume trading pending the appeal. AMEX has advised CST that the trading halt in its common stock will not be lifted during the appeal process. Trading in CST's common stock was halted by the AMEX on October 16, 1996.

NOTE 6 - SUBSEQUENT EVENT

      In October, 1996, the Company settled its lawsuit with Interactive Tech, Inc. ("Interactive Tech"), the Company involved with CST in the European joint venture. Under the settlement, CST will issue Interactive Tech 400,000 shares of common stock, in exchange for which Interactive Tech will forego all rights related to the joint venture with CST.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

      Coloring revenue for the quarter ended September 30, 1996 increased approximately 37%, as compared to 1995. In the quarter ended September 30, 1996, the Company delivered two significant colorized projects. The Company also delivered numerous color FX projects during the quarter, which amounted to approximately 45% of total color revenue. The Company is currently in production on two additional significant coloring projects (approximately 200 minutes) and anticipates completion and delivery by fiscal year end June 30, 1997.

      The decrease in Licensing/royalty income in 1996 is due primarily to the results of the Featurizations division. The Company did not complete any projects for its Featurizations division during the quarter ended September 30, 1996. However, the Company did sell certain rights in a previously produced project (see Notes to Unaudited Financial Statement -- Note 4). During the quarter ended September 30, 1995, the Company licensed four previously completed 30-minute science fiction anthology segments.

      The increase in library sales income is due to the sale of all rights to the MGM films previously produced (see Notes to Unaudited Financial Statements -- Note 3) There was no such sale for the quarter ended September 30, 1995.

      The average price per minute delivered increased 35% in the quarter ended September 30, 1996 as compared to 1995. The increase is due primarily to the a significant portion of the September 30, 1996 quarter end revenues being Color FX projects which generate a higher price per minute. Additionally, the difference is the result of the Company steadily increasing its rates charged for services.

      Delivered minutes increased 2% in the quarter ended September 30, 1996 as compared to 1995. Minutes produced decreased 84% in the quarter ended September 30, 1996 as compared to 1995. The changes in 1996 are attributable to the differences in the Company's operations in 1996 as compared to 1995 as described above. Also, in July 1996, the Company again reduced its labor force by changing from two eight-hour shifts to the equivalent of one eight-hour shift. The Company will be doing a significant portion of its production in India (see Notes to Unaudited Financial Statements -Note 2).

      The ratio of cost of production to color conversion revenue decreased 68% in the quarter ended September 30, 1996 as compared to 1995 and is partly attributable to the differences in the Company's operations in 1996 as compared to 1995 as described above. The decrease is consistent with changes in the Company's operations in 1996 as compared to 1995.

      Production expense increased significantly in the quarter ended September 30, 1996 due to the change in the Company's revenue base. In the quarter ended September 30, 1995, a major portion of the revenue was licensing and royalty income. As such, capitalizable costs associated with these projects were capitalized and are being amortized in accordance with Statement of Financial Standards ("SFAS") No. 53. There were no projects completed for the Featurizations division during the quarter ended September 30, 1996. The increase is offset by the reduction in the production labor force as described above.

      Research and development costs decreased $31,088 in the quarter ended September 30, 1996 as compared to 1995. The decrease is the result of more research and development personnel in 1995 being deployed to provide alternative adaptions and enhancements of animation and coloring software.

      General and administrative expenses increased 45% in the quarter ended September 30, 1996, as compared to 1995. The increases were due to more projects in production in 1995 resulting in more overhead being capitalized to the Company's film library and work-in-process than in the same period for 1996. No such costs were capitalized during the quarter ended September 30, 1996. Furthermore, the Company incurred significant expenses in outside legal and consulting during the quarters ended September 30, 1996, as compared to 1995. The increases were offset slightly by the employment of fewer corporate personnel in the Company.

      Participation and licensing expense decreased $280,000 for the quarter ended September 30, 1996. In the quarter ended September 30, 1995, the Company recorded a $280,000 license fee expense in conjunction with the delivery of the four 30-minute science fiction anthology segments described above. The Company had no such agreements entered into during the quarter ended September 30, 1996.

      Interest expense increased $30,793 in the quarter ended September 30, 1996 as compared to 1995. The increase was due to the increase in interest incurred on the notes payable, loans payable and line of credit.

      Depreciation and amortization expense increased 26% in the quarter ended September 30, 1996 as compared to 1995. The increase is attributed to the allocation of depreciation and amortization expense to production products in the quarter ended September 30, 1995. No such allocation was made during the quarter ended September 30, 1996. This increase was offset slightly by many of the assets becoming fully depreciated during the current and previous quarter. Depreciation and amortization expense before capitalization to production products was $191,182 for the quarter ended September 30, 1995.

      The increase in film amortization expense in the quarter ended September 30, 1996 is a direct result of amortization costs associated with licensing revenues.

Liquidity and Capital Resources

      The Company's working capital position as of September 30, 1996 was a negative $2,139,951 as compared to a negative $458,878 as of September 30, 1995. The Company has experienced significant negative cash flows from operations and the Company's independent certified public accountants included an explanatory paragraph in their last fiscal year-end report with respect to the Company's ability to continue as a going concern.

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

      During the quarter ended September 30, 1996, the Company had no expenditures on property and equipment for leasehold improvements and other equipment. The Company anticipates it will have capital expenditures over the next twelve months of between $100,000 and $300,000 for additional work-stations and/or upgrade of current work-stations.

      The Company expended $28,194 on the enhancement of coloring software in the quarter ended September 30, 1996. The Company expects to devote additional resources in the current fiscal year for the production and enhancements of its proprietary software.

The Company anticipates future expenditures of $2 to $3 million over the next twelve months for future library products.

      Should the Company be successful in obtaining the contracts currently under negotiation, the Company anticipates cash flows from operations to be positive over the next twelve months. The Company believes it will cover any needed cash requirements, including capital expenditures, over the next twelve months through operating cash flow, pre-sales of its library products, sales of software products, placements of the Company's equity securities or other financing arrangements which the Company is currently pursuing.

      The Company does not anticipate significant amounts of warrants or employee stock options will be exercised in 1997 as the majority of the Company's outstanding warrants and options are at an exercise price greater than the current market price of the Company's common stock.

      Future color conversion revenues and profits are dependent upon the successful attainment of contracts currently in negotiations. The Company has not yet attained annualized operating profitability. There can be no assurance that the Company's efforts will be sufficiently successful to ensure the ultimate viability of the Company.

                          PART II - OTHER INFORMATION



Item 1.       Legal Proceedings. None.
Item 2.       Change in Securities. None.
Item 3.       Defaults Upon Senior Securities. None.
Item 4.       Submission of Matters to a Vote of Security Holders. None.
Item 5.       Other Information. None.
Item 6.       Exhibits and Reports on Form 8-K. None.

                                   SIGNATURES

      Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CST ENTERTAINMENT, INC.



                                     ------------------------------------
                                     JONATHAN D. SHAPIRO
                                     President, Chief Executive Officer
                                     and Chairman of the Board





November 8, 1996