Form 10-K
period 2007-12-31
LEGACY HOLDING, INC.
filed 2008-08-11
CIK 771617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
[x] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   n/a  to  n/a

Commission file number: 333-90031

Legacy Holdings, Inc.
Name of small business issuer in its charter

                              Delaware                                                                                                                                                                  132614435
State or other jurisdiction of incorporation or organization                                                                                                           IRS Employer Identification No.

4160 Technology Drive Suite B
Fremont, CA  94538
Address of principal executive offices and Zip Code

Issuer’s telephone number (510) 651-2312

Securities registered pursuant to section 12(b) of the Act

None

Securities registered pursuant to section 12(g) of the Act

18,092,739 shares of common stock with a par value of $0.001 each

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ]   No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year.  $1,072,457

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).

Note – If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

Aggregate market value of voting common equity held by non-affiliates as of
July 1, 2008:  $697, 462 approximately (2,405,043 @ $0.29/share).

Aggregate market value of non-voting common equity held by non-affiliates as of
July 1, 2008:  Not Applicable

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Outstanding shares of common stock as of July 1, 2008: 18,092,739

Outstanding shares of preferred stock as of May 1, 2008: None

Documents incorporated by reference: All delinquent Reports filed concurrently with this filing.

Transitional Small Business Disclosure Format (Check one): Yes  [  ]  No  [ X ]

Legacy Holdings, Inc.

Index

Risk Factors

Part I

Part II

Part III

             Item 9.         Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the

Note Regarding Forward Looking Statements

Except for statements of historical fact, certain information contained herein constitutes ‘forward looking statements’ within the meaning of Section 27A of the securities Act and Section 21E of the Securities Exchange Act. Forward looking statements address our current plans, intentions, beliefs and expectations and are statements of our expected future economic performance. Statements containing terms like ‘believes’, ‘does not believe’, ‘plans’, ‘expects’, ‘intends’, ‘estimates’, ‘anticipates’, and other phrases of similar meaning or the negative or other variations of these words or other comparable words or phrases are considered to imply uncertainty and are forward looking statements.

Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward looking statements. Such factors include, but are not limited to changes in economic conditions, government regulations, contract requirements and abilities, behavior of existing and new competitor companies and other risks and uncertainties discussed in this report on Form 10-KSB.

We cannot guarantee our future results, level of activity, performance or achievements. Neither we nor any other person assumes responsibility for the accuracy and completeness of these forward looking statements. We are under no duty to update any of the forward looking statements after the date of this report.

PART 1

ITEM 1.   DESCRIPTION OF BUSINESS

Legacy Holdings, Inc. (the “Company”, or “Legacy”) provides wafer cleaning, etching and photoresist stripping equipment and process technology to the semiconductor industry, and related industries such as Solar Cells, Flat Panel Display’s, and Light Emitting Diodes.  We have developed and patented a new, and what we believe is a breakthrough process that employs cost advantaged “Green” chemistry, to produce an environmentally safe process for photoresist removal over metal exposed surfaces and organic cleaning of any size substrate.

In 1998, we began filing patent applications for new chemical processes, that utilizes Ozone and other environmentally friendly chemical processes for cleaning and photoresist stripping of silicon wafers of all sizes. These patented and patent pending technologies can be adopted to support wafer cleaning in a variety of different models.  For our innovative process development of Green Chemistry, we received the U.S. EPA Green Chemistry Award issued by the White House in 1997.Legacy is the only semiconductor equipment company to receive this prestigious award.

Our product offerings include equipment manufacturing of wet stations for wafer cleaning and photoresist stripping equipment, chemical processing modules and service.

Our technology has demonstrated a significant value proposition for the semiconductor industry in four industry critical ways:

(1)	An estimated 92% improvement of oxide removal control;

(2)	An estimated 22% reduction in the cost of consumable materials used in wafer cleaning;

(3)	An estimated 200% improvement in wafer processing time, and;

(4)	An estimated 76% reduction in particles left on the wafer after cleaning compared to current industry standards using dry washing and wet cleaning technology.

The $34 billion wafer FAB equipment market is where we target our technology. Our addressable market is close to $7 billion and expected to expand to more than $8.5 billion by 2010. In addition, we have identified a secondary market opportunity for our technology for photoresist stripping for the packaging solder bump process. This secondary market is projected to increase to approximately $142 million by 2009, and represents a unique opportunity in that there are no defined leaders in this space.

We believe the strength of our business model is found in the diversity with which its cleaning process can be applied.  We have targeted three different methods for delivering the technology to the market:

(1)
Manufacturing – We have taken our proprietary cleaning and resist stripping  technology and utilized state-of-the-art wafer handling to create a wet bench that is not only safe for the environment but reduces risks of chemical exposure for technicians using the bench;

(2)	Licensing – Our wet process technology can also be incorporated into other wafer cleaning and stripping platforms to produce results similar to that described above, and;

(3)	Services – We are providing wafer cleaning “Services” to companies that are not ready to invest significant Capital to purchase the most current wafer cleaning equipment.

Our vision is to be a significant U.S. wet process supplier.  Our focus is directed at 32nm technology, which is the manufacturing “state-of-the-art” today, and smaller geometries as technologies evolve, with customer tested and proven chemistries.   Our plan is to provide the solution for known yield limiting problems by integrating three entities:  metallurgical device technology; the chemical process; and hardware that is robust and reliable.

Four years ago we established a process development relationship with one of the largest semiconductor equipment manufacturers.

When we entered into this relationship, the semiconductor equipment manufacturer had a two-step photoresist removal process. The time to complete both steps was too long and resulted in an unacceptable low wafer throughput capability. In addition, they struggled to deal with certain quality issues related to its existing process that resulted in degraded performance. We resolved these issues with the development of our proprietary technology (“Organostrip™”) which reduced the cycle time of the photoresist process from more than five minutes to a three second process which solved the throughput issue and related performance issues.

Management is focusing on introducing the technologies we have developed to other Tier 1 customers that are experiencing the same challenges, and hopes to ultimately become the "Process of Record" for other Tier 1 Fabs.

History

Legacy Holdings, Inc., (the “Company” or “Legacy”) was incorporated in Delaware in 1967 under the name “Federal Data Processing Corporation”, reinstated in 1968, changed its name to “Color Systems Technology, Inc.” in 1983, changed its name to CST Entertainment, Inc. in 1995, revived its charter again in May of 2007, and changed its name to Legacy Holdings, Inc. in May of 2007.

In the 1980’s the Company was a pioneer in the electronic conversion of black-and-white videotape to color. The Company completed a restructuring in the mid 1990’s, at which time the Company’s primary lines of business were the electronic conversion of black-and-white videotape into color, and the licensing and distribution of its film library. The Company filed a chapter 7 petition in Bankruptcy Court in January of 1997, and essentially closed all further operations until the beginning of 2007.

In May of 2007 the Company revived its charter in Delaware and appointed new interim officers and Directors for the purpose of restructuring the Company and locating an acquisition candidate. In July of 2007 the Company closed on the acquisition, by way of a stock for stock exchange, of 100% of the outstanding Capital Stock of Legacy Systems, Inc., a California corporation engaged in the business of providing wafer cleaning, etching and photo resist stripping equipment and processing technology to the semi conductor industry. Pursuant to this transaction, Legacy Systems, Inc. became the wholly owned subsidiary of the Company, the Company issued 15,125,000 shares of its common stock to the shareholders of Legacy Systems, Inc. in exchange for all their shares, and on May 23, 2007 the Company changed its name to Legacy Holdings, Inc. At the same time, the interim officers and Directors of the Company resigned, and the Officers and Directors of Legacy Systems, Inc., became the Officers and Directors of the Company.

Subsidiary Legacy Systems, Inc.’s History

Legacy (our wholly owned operating subsidiary), was originally founded in 1989. Our initial focus was to manufacture chemical modules that could be used on any wet station. These chemical modules produced aqueous-based chemicals with higher purity than could be purchased directly from incumbent U.S. chemical manufacturers serving the semiconductor industry.

While developing these chemical module solutions, we began working with ozone gas. At the time, all available literature stated that the amount of dissolved ozone in liquids was not sufficient to be practical and effective in removing photoresist. Within months, we were able to demonstrate our ability to mix ozone gas with higher temperature 130C sulfuric acid to remove photoresist within the same 7.5 minute time frame as the industry standard.

Later, we developed the Coldstrip™ process which mixed ozone gas with sub-ambient temperature water at 5C. The process saved on chemical costs through the elimination of hazardous chemicals and customers reported device yield increases and process advantages.

However, the Coldstrip™ process had two limitations:

i)	It was too slow to remove negative photoresist (this was not a major drawback since negative resist usage was declining and represented less than 30% of the market).

ii)
Coldstrip™ is not compatible with all metal films.  Tier 2 Semiconductor manufacturers with critical device technologies greater  than 45 nanometers typically use Aluminum interconnect metal films.  The Coldstrip™ process performs very well with this device architecture.  But for Tier 1 semiconductor manufacturers with critical device technologies smaller than 45 nanometers, aluminum films are being phased out as the technology migrates to copper metal interconnects.  The Coldstrip™ process is not compatible with the exposed copper films.

We addressed these limitations through the development of the Organostrip™ process in 2005. This evolution has been highly successful and has produced benefits beyond what had originally been expected:

i)	The Organostrip™ process is performed at room temperature.

ii)
Not only does the Organostrip™ process remove negative, positive and deep UV photoresists but it removes all three types of photoresist at an order of magnitude faster than the fastest Coldstrip™ process.

iii)	It also resolved certain issues with Copper etching.

The increase in process speed makes the Organostrip™ process ideally suited for single wafer or batch wafer processes. Typical wet resist strippers remove 1.5 micron thick photoresist films in 5-15 minute processes. Organostrip™ removes 1.5 micron thick photoresist films in less than 15 seconds. This increase in speed exceeds the wafer throughput requirements for single wafer strippers.

While this development work was going on, from 1989 – 2002, we manufactured chemical modules which were used on wet stations built by many U.S. and European wet station manufacturers.  OEM sales accounted for 50-75% of our gross sales during this timeframe.  The remaining equipment sales were chemical modules or components sold directly to the semiconductor manufacturer for use on wet stations that were already in their fab.  The severe industry downturn, which began in the second half of 2000 and lasted through 2002, had a significant impact on our sales.  Approximately 75% of the US wet station manufacturers went out of business severely impacting our customer base. In 2001, we made the decision to invest in building our own wet station, in order to get our technology to market.

In 2002, we completed the transition from a chemical module supplier to a full wet station supplier, with the sale of our first wet station.  We were still in the development phase of its dryer technology (DryZone™) which was needed to break away from the other wet station manufacturers.  In 2006, we introduced our first fully automated dry in/dry out wet station. In 2007, we received customer acceptance sign-off of three wet stations from three different customers and we received orders for two expanded wet stations.

Industry Overview’

We provide a technology we believe creates a significant operational and financial advantage for companies which produce semiconductors. Our technology supports equipment that provides wafers for digital memory in computers (DRAM) and/or and the newly emerging NAND technology.  NAND flash is used in digital photography and for memory in notebook computers. Some industry analysts project NAND flash, which is moving towards the 32 nanometer node, will replace computer hard drives in the next several years.

The NAND flash memory market is the fastest growing segment within the semiconductor industry, growing 9% in 2006 to about $12 billion driven by mobile handset, MP3 music player and digital camera sales. Management believes those applications will continue to drive the market in 2008 and beyond.

Another strong growth segment of the market is the solar cell industry. More silicon will be used this year to make solar cells than in the production of semiconductor chips that run computers.

In the highly competitive semiconductor equipment manufacturing industry, our technology can be applied in 3-critical areas:

•	As a technology within it’s own state-of-the-art automated robotic benches;

•	As differentiating technology within other equipment manufactures’ wet process benches;

•	As the industry preferred process of record for photoresist stripping.

Management is of the view that as long as there is a demand for semiconductors, there will be a need for cleaning and ashing of wafers. In the future the same patented technology may also be applied to develop and operate a service to cleaning key components of FAB based equipment.

Our Technology

We provide a platform technology that can offer a variety of different applications in the production of semiconductors.  Legacy has identified two distinct applications for its technology:  Cleaning and Photoresist Stripping.

Ozone Based Cleaning  Management believes that the Company’s patented Ozone-based cleaning and photoresist removal technology is capable of supporting approximately 25% to 30% of the 300+ steps that a FAB needs to complete to produce a computer chip, and offers the manufacturing industry at least four significant and tangible advantages over existing technologies:

	Unit of	Existing	Legacy
Parameter	Measure	Technology	Technology
Temperature Control : 20 Co	+/- Co	0.5	0.04
Chemical Tank Makeup	liters	26	20.5
Process (Rinse & Dry) Time	mins	22	5.2
Particles on Wafer	pcs/wafer	1-65	1-20

Temperature Control – As devices shrink, greater control is required from both the chemical process and the manufacturing equipment capability. High temperature processes induce unwanted side-effects, whereas ambient or sub-ambient temperature processes provide greater control of film disposition.

 As the above table indicates, in current cleaning processes, the average temperature range for oxide removal is +/-.5 degrees C.  Our process holds the temperature range at a +/-.05 degrees C.  Tighter temperature range translates into better oxide removal control and increased device reliability.

Cost of Materials – Current processes require on average 26 liters of fluids to complete the cleaning process of 50 wafers. Our wet benches require only 20.5 liters which translates into a 22% savings in consumable materials. Typical stations require deionized water flow at 0.5 gpm or greater when the station is idle to avoid bacteria and particle buildup in the tanks which then transfer to wafers. Legacy customers have zero water flow in between wafer processes and still maintain particle counts under 10 pcs/wafer.

Process Time – Current wet processes require approximately 22 minutes to complete a wafer batch cleaning.  Our process can complete a batch of 50-wafers in 5.2 minutes, producing a 200% improvement in processing speed and throughput for the FAB.

Process Results – Particles on wafers are known to reduce device yields. All semiconductor fabs have specifications that limit the number of particles permitted at each step of the manufacturing process. Current industry standard technologies produce 1 to 65 particles remaining on the wafer surface after the cleaning process is completed.  We have documented results of 1 to 20 particles remaining which equates to a 75% improvement over standard processes.

In addition to the process advantages of shorter process time (which correspond to higher throughput) and lower chemical costs, another advantage reported by customers is fewer wafer particles due to the use of higher purity chemicals generated in-situ (which have resulted in higher device yields.)

Organostrip Photoresist Stripping

Management believes the Company’s Organostrip Photoresist stripping process has the following advantages:

	Unit of	Existing	Legacy
Parameter	Measure	Technology	Technology
Process Stripping Time (DUV 193)	Seconds	30	<2
Total Copper Removal	Å	200	0.67
Resistivity Change to Low K Materials	k	>1	0.00-0.03

Process Stripping Time – By combining two steps into one, the Organostrip™ process has the advantage of reducing photoresist stripping time substantially over other processes in the market.

Batch Wafer and Single Wafer Processing – The current trend with Tier 1 semiconductor equipment manufacturing companies is the move toward single wafer processing as opposed to batch wafer processing (usually 50 wafers at a time).

Wafer cleaning utilizes dilute chemicals with the goal of processing each wafer in fresh chemicals so that impurities removed from the cleaned wafers do not find their way onto the surface of another wafer. Management believes the Company is well-positioned for this mode of cleaning with In-Situ Chemical Generation which mixes very small quantities of gases with deionized water which results in an infinite concentration of cleaning chemicals that can in turn be tailored to the needs of the individual fab.

Photoresist stripping of wafers requires a very fast reaction rate to remove the photoresist. The advantages of the dramatic reduction in stripping time the Organostrip™ offers can be used in both batch wafer and single wafer processing.

In the packaging operation of the wafers, very thick photoresist films are applied that need to be removed. These photoresist films are typically 100 times thicker (or greater) than the film processes used in fab operations. In this case, single wafer processing to remove photoresist is too slow, and batch wafer processing is utilized.

The problem that other wet resist strippers have, which simply dissolve the photoresist, is that in these cases when resist is dissolved in solution it builds up and starts to redeposit on wafers and clog filters. This is known as the “Loading Effect” Consequently, these competing alternatives are forced to change the resist stripper frequently. The typical scenario is to change 15 gallons of resist stripper after processing only 14 wafer batches of 25 wafers, or a total of 350 wafers.

By using ozone, Our process breaks down the resist and the resist is converted to soluble organic compounds such as organic acids and further removed as carbon dioxide gas from the process tank. There is no build up, or “Loading Effect” and there are no threats of stripped photoresist being re-deposited on the wafers. This process enables thousands of wafers to be cleaned before the solution is changed, and in turn, reduces costs of operation and produces higher throughput.

Copper Removal – In typical scenarios with competing technologies, either dry-oxygen ashing is used, resulting in oxidization and etching to the wafer or chemical solvents are used to remove the photoresist which first need to be heated up in order to be maximally effective. In the latter case, this scenario has to cope with “Loading Effect” issues. In addition, these existing solvents are not “Green” and in many areas are being phased out for environmental and health concerns.

Organostrip is a Green chemical that is effective at room temperature, with virtually no etching on the copper film. Therefore management believes it to be a substantially more compelling process both from a quality and cost perspective to remove photoresist than existing competing processes.

Resistivity Change to Low-k Materials – As leading Tier 1 semiconductor equipment manufacturing companies move toward the 32nm technology node, many companies have incorporated low-k dielectric materials. These materials are exposed when the photoresist is removed from the wafers. A good photoresist removal process must be capable of removing the photoresist without adversely affecting the low-k dielectric materials.

Competing dry oxygen ashers damage about 2/3 of the dielectric films when removing photoresist and cause yield losses. Organostrip™ can remove the photoresist without affecting the low-k dielectric films.

Other Benefits

The value proposition for our technology also extends beyond wafer cleaning and photoresist stripping in that it also reduces hazardous chemistries and hazardous process conditions.  The advantages of the process itself are augmented by our wet bench that offers state-of-the-art robotics to handle the wafers and minimizes the need for direct human intervention.  The station is totally self-contained with on-board wafer automation, leading edge wafer carriers that reduce particle generation, and integrated chemical generation/supply for highest chemical purity.

Our Products

Equipment Manufacturing

We produce automated wet process equipment for the semiconductor, flat panel, solar cell, and MEMS industries.  The equipment utilizes both patented process and hardware technologies developed by Legacy.  The heart of the process technology is a state-of-the-art ozone cleaning and drying system.  The Ozone technology base eliminates or reduces hazardous chemistries and hazardous process conditions while increasing process performance and wafer throughput.

Our equipment manufacturing is all subcontracted out to other vendors currently. There are many companies that can manufacture to our specifications on a sub contract basis, and no one sub contractor is critical to our business.

Chemical Processing Module

We have developed a unique photoresist ozone based wet stripping process that is aggressive enough to remove advanced photoresist polymers in less than 10 seconds from 300 mm sized wafers without affecting 32 nm dielectric films or etching sensitive copper/metal stack interconnects. Provided the necessary capital can be obtained, we are now positioned to provide this process technology and management proposes to build wet chemical delivery modules in the future to supply the ozone based chemistry for integration into manufacturer’s Wet Process Platforms.  This same process line is proposed to generate a consumable chemistry which can be supplied to end-users. The chemical supply used in this process is an on-going requirement for photoresist removal.

Wafer Cleaning & Photoresist Stripping Services

Provided the necessary capital can be obtained, management plans to offer in house wafer processing services for customer Pre-diffusion cleaning and resist stripping operations. In this scenario, we would receive the wafers, process them in our application lab, package the wafers and return them to the client.

Competition

Our Coldstrip™ and Organostrip™ photoresist removing processes compete against alternative wet processing and dry processing technologies.

The three leading wet process equipment manufacturers are Dianippon Screen (Japan), Semitool (U.S.) and SEC (Austria).

Dianippon Screen (DNS) is one of the world’s leading semiconductor equipment manufacturers. It delivers a broad range of equipment to the semiconductor industry in addition to wet stations. In 2006, its worldwide sales were just under $2.1 billion. It competes with Applied Materials in many of its business segments. Of importance to Legacy, so far DNS has not succeeded in ozone processing. For several years it has experimented with ozone in water/steam at high temperatures. It had some success with FEOL (Front End of the Line) cleans but failed at BEOL (Back End of the Line) cleans due to an unacceptable level of etching of metal films.

DNS equipment is also very expensive, starting at $1M to $2M per station. This pricing keeps DNS’ products cost prohibitive for many customers.

Semitool is a worldwide leader in the design, development, manufacture, and support of highly engineered, single-wafer and multi-wafer batch wet chemical processing systems for use in the fabrication of semiconductor devices. The company's primary suites of equipment include electrochemical deposition systems for electroplating copper, gold, solder and other metals; surface preparation systems for cleaning, stripping and etching silicon wafers; and wafer transport container cleaning systems. In 2006, Semitool reported revenues of $243 million.

Semitool has developed ozone technology to compete with Legacy’s processes. However, its use of high temperature processing limits the ozone usage only to the FEOL applications. Once metal is introduced to the wafer, BEOL, or packaging, Semitool’s ozone process would etch off the metal lines. It cannot be used with copper processes.

SEZ is a leading supplier of wet wafer surface preparation equipment to the global semiconductor manufacturing industry. The company's proprietary Spin-Processor technology (single wafer technology) forms the basis of a broad equipment solution portfolio for wafer cleaning and decontamination. SEZ maintains development, manufacturing, sales, marketing and service operations in Europe, Asia and North America. Registered in Zurich, Switzerland, SEZ Holding AG is listed on the Swiss Exchange under the symbol SEZN since 1996.

SEZ manufactures equipment for single wafer processing, not batch processing. It supplies resist stripping equipment for the BEOL where metal has been deposited onto the wafers. It does not have any particular advantage in this market since it supplies only the hardware and leaves the choice of solvent stripper chemicals up to the end user. It does not supply resist stripping equipment to the FEOL or to the packaging operation because its single wafer approach to resist removal is too slow to handle the wafer throughput demand.

The alternate resist removing technology is called Dry Ash or Oxygen Ashing. Two leaders in this field are Tegal, with sales of $22.3 million in 2006 and Gasonics (sales numbers for 2006 were not available). In addition to photoresist strippers, both companies provide equipment for dry etching of films other than photoresist and some film disposition equipment. Both companies have limitations to their photoresist ashing technologies at the leading edge nodes of 32nm (and below), where their chemistries harm about 2/3 of the dielectric surfaces – resulting in yield loss. In addition, dry ashers leave hundreds of particles behind on wafers which are subsequently removed by a wet process. Both steps are accomplished in Legacy’s ozone resist cleaning process.

The semiconductor equipment industry is an intensively competitive market place. It undergoes constant technological change. In addition to the foregoing discussion, significant competitive factors in the semiconductor equipment and related markets in which we compete include: system performance, quality, reliability, cost of using our equipment, ability to ship products to meet customer schedules, timeliness and quality of technical support services, our success in building new and enhanced products, broader and integrated product lines, more extensive customer support capabilities, larger sales organizations and greater installed customers bases.

We believe that on a performance and cost basis, and provided sufficient capital is provided we compete favorably with the companies which we listed above. At the present we can not match the capital installed, equipment basis, and trained and experienced work force fielded by these corporations.

Intellectual Property

The semiconductor industry in general is very active in pursuing patent applications for both equipment and processes used in the manufacture of semiconductor devices. Patents are considered important to the protection of intellectual property resulting from a company’s research and development programs and are viewed as a means of gaining market advantages over competitors because the industry often differentiates competitors on the basis of technological criteria.

We place strong emphasis on the innovative features of our products, and, where available, we generally seek patent protection for those features. We currently hold 5 worldwide patents, some with pending foreign counterparts and have 2 worldwide patent applications pending and intent to file additional patent applications as we deem appropriate.

Employees

As of January 24, 2008, we have one employee, our President and CEO, Robert Matthews. Our officers conduct our day-to-day operations and in 2007, agreed to forgo compensation until our revenues are sufficient to pay salaries. Much of our work is subcontracted out at present. Provided we can obtain additional capital, management plans to grow the Company by acquisition of an existing wetstation manufacturer. From time-to-time, we anticipate that we will use the services of independent contractors and consultants to support our business development. We believe our future success depends in large part upon the continued service of our senior management personnel and our ability to attract, support and retain highly qualified managerial personnel in the future.

Government Regulations and Environmental Matters

We are subject to a variety of government regulations related to the discharge or disposal of toxic, volatile or otherwise hazardous waste. Since our technologies are “green” and virtually chemical free, we believe that we face little challenge in compliance with federal, state and local provisions regulating the discharge of materials into the environment.

RISK FACTORS THAT AFFECT OUR BUSINESS

Investment in our common stock involves a high degree of risk. Prospective investors should carefully consider the following risk factors in addition to other information in this Form 10-KSB report before purchasing our common stock.

Dependence on one customer, - a Risk of insolvency. Because we have a limited sales history and are currently substantially dependent on one major customer to generate sales and to provide research and development services and facilities, our future is uncertain if our relationship with that major customer fails. The Company had a retained deficit of 4,050,354 at December 31, 2007. Further, the auditor’s report for our December 31, 2007 consolidated financial statements include an additional paragraph that identifies conditions which raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We operate in the highly cyclical semiconductor industry, which is subject to significant downturns. The semiconductor industry is highly cyclical. The industry has experience significant downturns, often in connection with, or in anticipation of, maturing product cycles (for semiconductors and for the end-user products in which they are used) and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Future downturns in the industry may be severe and prolonged and could seriously impact our revenues and harm our business, financial condition and results of operations.

If we are unable to implement our business strategy, our revenues and ability to continue and increase profitability will be adversely affected. Our future financial performance and success are largely dependent on our ability to implement our business plan successfully. Our present business strategy to establish our position as a significant U.S. wet process supplier includes, without limitation, plans to: maintain and refine our product portfolio; continue to develop leading edge processes; expand further our just-in-time delivery capabilities; increase our manufacturing capacity in a cost-effective manner; continue to manage our existing portfolio of products and services aggressively; relocate manufacturing operations or outsource to lower cost regions; maintain low selling and administrative expenses; actively manage working capital; and develop new products and services in an efficient manner.

We cannot assure that we will successfully implement our business strategy or that implementing our strategy will sustain or improve our results of operations. In particular, we cannot assure that we will be able to build our position in markets with high growth potential, increase our volume or revenue, rationalize our manufacturing and sub contracting operations or reduce our costs and expenses. Our success will depend on our ability to obtain sufficient capital in the future to accomplish our goals through equity and debt offerings as our business expands. There is no assurance that such capital will be available on attractive terms.

Our business strategy is based on our assumptions about future demand for our products and services, new products and applications that we may develop and on our ability to produce our products and services profitably. Each of these factors depends, among other things, on our ability to finance our operating and development activities, maintain high quality and efficient operations, maintain low operating expenses, protect our intellectual property portfolio and attract and retain highly-skilled technical, managerial, marketing and finance personnel. Several of these and other factors that could affect our ability to implement our business strategy such as risks associated with international operations, increased competition, legal developments and general economic conditions, are beyond our control. In addition, circumstances beyond our control and changes in our business or industry may require us to change our business strategy.

We will require additional capital in the future, and additional funds may not be available, or may not be available on commercially reasonable terms to us. We are currently in need of financing to implement our business strategy and to expand our business.  As our business expands, we will require additional equity and/or debt financing to allow us to continue to expand our business. If we fail to raise adequate funds, we will be unable to consummate our business plan, and may even be required to curtail our operations.  If additional capital is not available, or not available on commercially reasonable terms, we would have to reduce planned staff and capital expenditures and research and development, and perhaps license or sell certain of our technology and/or obtain funds through strategic partners or others that may dilute our interest in our technology.

We may be unable to make the substantial research and development investments required to remain competitive in our business. The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. We are committed to spending on new product development in order to stay competitive in our markets, to the extent that we have funds to do so. However, we cannot assure that we will have sufficient resources to maintain the level of investment in research and development that is required to remain competitive.

An inability to introduce new products could adversely affect us, and changing technologies or consumption patterns could reduce the demand for our products. Rapidly changing technologies and industry standards, along with frequent new product introductions, characterize the industries that are currently the primary end-users of semiconductors. As these industries evolve and introduce new products, our success will depend on our ability to predict and adapt to these changes in a timely and cost-effective manner by designing, developing, manufacturing, marketing and providing customer support for our own new products and technologies.

We cannot assure you that we will be able to identify changes in the product markets and requirements of our customers and end-users and adapt to such changes in a timely and cost-effective manner. Nor can we assure you that products or technologies that may be developed in the future by our competitors and other will not render our products or technologies obsolete or noncompetitive. A fundamental shift in technologies or consumption patterns in our existing product markets or the product markets of our end-users could have a material adverse effect on our business or prospects.

Competition in our industry could prevent us from maintaining our revenues and from raising prices to offset increases in costs. The semiconductor industry is highly competitive. A potential downturn in the economy may cause competition in the markets in which we operate to intensify. Although we believe that our technologies are superior, competition may intensify in our markets if companies not currently in direct competition with us introduce competing products in the future. Also, as the semiconductor industry undergoes significant restructuring, consolidations could adversely affect our competitiveness.

Many of our competitors may have certain advantages over us, including substantially greater financial and other resource with which to withstand adverse economic or market conditions and pursue development, engineering, manufacturing, marketing and distribution of their products; longer independent operating histories and presence in key markets; and greater name recognition.

If we fail to attract and retain highly-skilled personnel, our results of operations and competitive position could deteriorate. We currently have only 1 full time employees, and subcontract out extensive parts of our work. Our success depends on our ability to attract and retain additional highly-skilled technical, managerial and finance personnel.

We sustained losses in prior years. We may not be able to maintain profitable operations. We were incorporated on October 12, 1999 in California. Since our incorporation we have focused much of our effort on research and development activities and have only recently begun concerted efforts towards commercialization of our products. We may incur net losses in the future. We may not be successful in addressing early stage challenges, such as establishing our position in the market, fostering critical relationships and continually engaging new clients.

Our prospects must be considered speculative, considering the risks, expenses, and difficulties frequently encountered in the establishment of a new business, specifically the risks inherent in developmental stage companies. We expect to continue to incur significant operating and capital expenditures and, as a result, net operating losses may well occur in the future until our business plan is further implemented. We cannot guaranty that we will be able to continue profitable operations.

We have a concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders. Robert Matthews, our chairman, chief executive officer and president beneficially owns approximately 85% of our outstanding common stock. As a result, Mr. Matthews has the ability to determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, he has the ability to effectively control our management and affairs.

Our stock price could be volatile. It is likely that the trading price of our common stock will be volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	developments concerning our operations;
•	announcements of technological innovations by us or our competitors;
•	new products or services introduced or announced by us or our competitors;
•	actual or anticipated variations in quarterly operating results;
•	conditions or trends in the regulatory climate and financial markets;
•	changes in the market valuations of similar companies;
•	additions or departures of key personnel; and
•	sales of our common stock.

In addition, equity markets in general, and the equity markets for small companies such as ours have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies traded in those markets. These broad market and industry factors may materially affect the market price of our common stock, regardless of our development and operating performance.

Our shares are currently traded on the Pink Sheets and you may experience difficulty in trading our common stock. Pink Sheet companies are listed by the National Quotation Bureau (NQB). The NASD and the SEC do not require Pink Sheet companies to maintain current reporting status or undertake expensive annual audits. Also, there is no listing requirements for the Pink Sheets such as amount of capital, number of shareholders, market cap, share price or amount of assets.

As a result, doing business with these companies has been considered very risky due to the lack of information available about the company’s management, products, services and finances. We intend to file a Form 15c211 to have our shares trade on the over-the-counter Bulletin Board (OTCBB),   and by this filing we are seeking to become a fully-reporting issuer under the Securities Exchange Act of 1934. However, there is no assurance that we will be successful in placing our stock for trading on the Bulletin Board.

Penny stock regulations will impose certain restrictions on resales of our securities, which may cause an investor to lose some or all of its investment.

The Securities and Exchange Commission has adopted regulations that generally define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share that is not traded on a national securities exchange or Nasdaq or that has an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, our common stock is subject to rules that impose additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase. Further, if the price of the stock is below $5.00 per share and the issuer does not have $2.0 million or more net tangible assets or is not listed on a registered national securities exchange or Nasdaq, sales of such stock in the secondary trading market are subject to certain additional rules promulgated by the Securities and Exchange Commission. These rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stock, disclosure of the bid and asked prices, and disclosure of the compensation to the broker-dealer and the salesperson working for the broker-dealer in connection with the transaction. These rules and regulations may affect the ability of broker-dealers to sell our common stock, thereby effectively limiting the liquidity of our common stock. These rules may also adversely affect the ability of persons that acquire our common stock to resell their securities in any trading market that may exist at the time of such intended sale.

GLOSSARY

Batch Wafer process  - Any process which treats more than one wafer simultaneously.  The typical batch sizes are 25 or 50 wafers.

BEOL – Back End Of Line – the process steps in the manufacturing sequence which occur after the first metal has been deposited onto the substrate.

Chemical Modules – are the hardware which generates, mixes or blends the chemistries, or adjusts the liquid chemistry parameters to operating conditions (ex. heating or filtering of chemicals) needed to perform a manufacturing process step.

Cleaning and Ashing of Wafers – Cleaning refers to the removal of unwanted particles, films, metals or organics contamination from the wafer surface. Ashing refers to the removal of organic films, typically photoresist, from the wafer surface using a gas generated from an oxygen plasma.

Dielectric Films  - A dielectric is a nonconducting substance, i.e. an insulator. Although "dielectric" and "insulator" are generally considered synonymous, the term "dielectric" is more often used when considering the effect of alternating electric fields on the substance while "insulator" is more often used when the material is being used to withstand a high electric field

Dry Ash or Oxygen Ashing - refers to the removal of organic films, typically photoresist, from the wafer surface using a gas generated from an oxygen plasma.

Dryer technology – the process employed in the removal of water from the wafer.

Dry-Oxygen Ashing – See Dry Ash or Oxygen Ashing

Dry Oxygen Ashers – The equipment or hardware in which Dry Ashing takes place.

Fab – The building in which semiconductor devices are manufactured.

FEOL – Front End Of the Line – the process steps which occur during the manufacturing of a semiconductor prior to metal being deposited onto the wafer surface.

Generated In-Situ  - The condition where raw materials are brought together with wafers present.

In-Situ Chemical Generation – The process where chemicals are created or mixed together at the same time and in the same chamber with wafer present.  An example is where ozone gas (which decomposes and can not be stored) is manufactured from oxygen and immediately piped into the process tank with wafers in the tank, in order to conduct an organic cleaning process step.

In/Dry Out Wet Station – The station where wafers are brought into the station dry, are processed through one or more liquid chemical steps, including water rinsing, but leave the station wet since there is no hardware to dry the wafers.

Inert Hardware – Hardware which is not affected by the chemicals which contact the surface.

Integrated Chemical Generation – A process where chemical generation is used to supply one or more of the process chemistries.  The chemical is generated at the time it is to be used and not made before hand and stored in bottles or drums. The advantages are typically customized chemical concentrations or chemical mixes, higher purity, fewer contaminants such as particles, elimination of chemical handlers pouring chemicals into a process tank and elimination of chemical storage areas.

“Loading Effect” – When the process chemical becomes overloaded and can no perform properly.

Low-k Dielectric materials -  In semiconductor manufacturing, a Low-κ dielectric is a material with a small dielectric constant relative to silicon dioxide. Although the proper symbol for the dielectric constant is the Greek letter κ, in conversation such materials are referred to as being "low-k" rather than "low-κ". Low-κ dielectric material implementation is one of several strategies used to allow continued scaling of microelectronic devices, colloquially referred to as extending Moore's law. In digital circuits, insulating dielectrics separate the conducting parts (wire interconnects and transistors) from one another. As components have scaled and transistors have gotten closer and closer together, the insulating dielectrics have thinned to the point where charge build up and crosstalk adversely affect the performance of the device. Replacing the silicon dioxide with a low-κ dielectric of the same thickness reduces parasitic capacitance, enabling faster switching speeds and lower heat dissipation.  Low-k Dielectrics for silicon devices refer to materials with k < 4.

Metallurgical Device technology – Is the science behind metallurgical interconnects.  In semiconductor devices it is directed at the formation of electrical contacts formed at the semiconductor surface which interface with metals such as copper or aluminum.  While copper has begun to displace the use of aluminum-based materials as metallurgical interconnects in semiconductor devices, copper cannot merely be substituted for aluminum. Because copper cannot be used in direct contact with a semiconductor substrate, it is necessary to provide a barrier conductor between copper and the remainder of the copper metallurgy.  Typically this barrier conductor is the same refractory metal interconnect used previously with aluminum-based metallurgy.  Such contacts are typically formed by a Physical Vapor Deposition (PVD) process of a layer of a refractory metal liner into a via formed in a dielectric layer, followed by a Chemical Vapor Deposition (CVD) process filling the remainder of the via with, for example, tungsten.

NAND Flash - architecture is one of two flash technologies (the other being NOR) used in memory cards such as the CompactFlash cards. It is also used in USB Flash drives, MP3 players, and provides the image storage for digital cameras. NAND is best suited to flash devices requiring high capacity data storage. NAND flash devices offer storage space up to 512-MB and offers faster erase, write, and read capabilities over NOR architecture.

NAND technology – NAND flash architecture was introduced by Toshiba in 1989. These memories are accessed much like block devices such as hard disks or memory cards. Each block consists of a number of pages. The pages are typically 512 or 2,048 or 4,096 bytes in size. Associated with each page are a few bytes (typically 12–16 bytes) that should be used for storage of an error detection and correction checksum.

Negative Resist usage - a process which uses Negative Photoresist.  Negative Photoresist is a type of photoresist that becomes relatively insoluble to developer when exposed to light.

Negative, Positive and deep UV Photoresists – are generic classifications of photoresists. The resists are made of different photoactive chemicals.  They respond to different energy levels of light sources.

On-Board Wafer Automation – The ability to robotically remove wafers from incoming fab cassettes and process the wafers through one or more chemicals with or without wafer holders and return the wafers to the outgoing fab cassettes.  No wafers are transferred or handled by humans.

Photoresist – a class of chemicals which consist of high molecular weight organic compounds which bond together after exposure to light to form a protective film on the wafer surface.

Photoresist Films – the layer of photoresist which remains on a wafer after a fixed volume is deposited to the center of the wafer and the wafer is subsequently rotated at high speeds to evenly distribute the liquid photoresist across the face of the wafer.

Photoresist stripping – the complete removal of photoresist films from the wafer surface.

Pre-Diffusion cleaning – the group of chemical process steps, typically involving wet chemicals, which removes impurities from the wafer surface immediately prior to a gaseous deposition step in which a solid film will be formed on the wafer surface.  The cleaning process is used to remove impurities so that they do not become trapped under the new layer or form unwanted chemical reactions with the new film.

“Process of Record” – a term used by fabs which states the chemical sequence has been tested for a particular process step and is considered the best available chemical sequence or the best known method.

Robotic Benches – Wet stations which include some form of wafer handling by machinery as opposed to humans.

Single Wafer process – A process where the chemicals act upon one wafer at a time.  A batch process would have the chemicals act on multiple wafers simultaneously.

Tier 1 customers – are customers that are produce the leading edge devices using the state of the art technology.

Tier 1 Fabs – fabrication sites of Tier 1 customers.

Tier 2 Semiconductor – are devices which are have design rules that have been in existence for more than 5 years.  They are seen as employing technologies which most companies have mastered and are not as technologically challenging or as difficult as Tier 1 semiconductor devices.  In many cases, they are device parameters which have been in manufacturing for 10 years or longer.

Wafer Batch cleaning – the process whereby multiple wafers are cleaned simultaneously in one or more chemical processes.  Cleaning generically refers to the elimination of unwanted particles and metals from the surface of wafers.

Wafer Carriers – the container which holds silicon wafers.

Wafer cleaning and Etching – are two process steps whereby the wafer surfaces are cleaned of unwanted particles, or metals, or films are etched (removed or thinned) from the exposed wafer surface.

Wafer FAB equipment – the entire hardware group located in a semiconductor manufacturing building used to manufacture or inspect semiconductor devices.

Wafer processing – the act of performing a chemical step or steps on a wafer.

Wet Bench – A subset of wafer fab equipment which utilizes liquid chemicals as opposed to gaseous chemicals.

Wet Chemical Delivery Modules – hardware which transports liquid chemicals to the wafer process chamber.

Wet cleaning – liquid chemicals used to perform cleaning steps on wafers such as particle removal or metal removal.

Wet Process Platforms – equipment which performs at least one liquid chemical process on either single wafer or batch processes.

Wet Resist Strippers – equipment which utilizes liquid chemicals to remove photoresist films from wafers.

Wet Stations - equipment which performs at least one liquid chemical process on either single wafer or batch processes.

Wet Wafer Surface Preparation Equipment - equipment which performs at least one liquid chemical process on either single wafer or batch processes.

32nm technology – Devices made using 32 nanometers as the smallest distance between two adjoining structures, such as the non conductive insulation area between two metal conductive lines.

32nm Node – see 32nm technology.  As devices become more complex, the node size decreases.  A 64nm node would contain critical dimensions with twice the size as a 32nm node.

32nm Technology Node – see 32nm technology

CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING STATEMENTS

This Memorandum contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, many of which are beyond the Company’s control. The Company’s actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this Memorandum. Important factors that may cause actual results to differ from projections include, but are not limited to, for example:

•	adverse economic conditions;
•	inability to raise sufficient additional capital to implement the Company’s business plan;
•	intense competition, including entry of new competitors into the marketplace;
•	unexpected costs and operating deficits, and lower-then-expected sales and revenues;
•	adverse results of any legal proceedings;
•	inability to expand and add franchisees;
•	the volatility of the Company’s operating results and financial condition;
•	inability to attract or retain qualified senior management personnel, including sales and marketing; and
•	other specific risks that may be alluded to in this Memorandum.

All statements, other than statements of historical facts, included in this Memorandum regarding the Company’s strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. When used in this Memorandum, the words “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “plan,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Memorandum. The Company undertakes no obligation to update any forward-looking statements or other information contained herein. Potential investors should not place undue reliance on these forward-looking statements. Although the Board of Directors believes that its and the Company’s plans, intentions and expectations reflected in or suggested by the forward-looking statements in this Memorandum are reasonable, no one can assure potential investors that these plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from expectations expressed herein are described under “Risk Factors” and elsewhere in this Memorandum. These cautionary statements qualify all forward-looking statements attributable to information provided in this Memorandum and on behalf of the Company or persons acting on its behalf.

Information regarding market and industry statistics contained in this Memorandum is included based on information available to the Company that it believes is accurate. It is generally based on industry and other publications that are not produced for the purposes of securities offerings or economic analysis. The Company has not reviewed or included data from all sources, and the Company cannot assure potential investors of the accuracy or completeness of the data included in this Memorandum. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. The Company undertakes no obligation to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. See “Risk Factors” for a more detailed discussion of uncertainties and risks that may have an impact on future results.

ITEM 2 DESCRIPTION OF PROPERTY

The business and operations of the Company are currently conducted at the following location:

Location                                                                    Approximate Square Feet                                                        Date Current Monthly Rent Lease Expires

4160 Technology Drive                                                 3,000 sq ft.                                                                            July 2008 - $3,500 per mo. Fremont, CA 94538

We believe our facilities are adequate for our needs and that alternate facilities would be available on similar terms should the need arise.

ITEM 3 LEGAL PROCEEDINGS

As of the date of this registration statement, we are not a party to any material legal proceedings.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the stockholders for consideration during the fourth quarter of our most recently completed fiscal year.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is currently traded under the symbol LGYH on the Pink Sheets' Electronic Quotation Service (the "Pink Sheets"). The following table set forth below lists the range of high and low bids for our Common Stock for each fiscal quarter for the last two fiscal years and the first three quarters of our current fiscal year as reported by the Pink Sheets. The prices in the table reflect inter- dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

                          High                                Low
                  Bid             Asked           Bid             Asked
2005
1st Quarter        $0.0599 $0.0599     $0.0599      $0.0599
2nd Quarter       $0.5988 $0.5988     $0.5988      $0.5988
3rd Quarter        $0.5988 $0.5988     $0.5988      $0.5988
4th Quarter        $0.5988 $0.5988     $0.5988      $0.5988

2006
1st Quarter       $0.8982  $0.8982     $0.8982       $0.8982
2nd Quarter      $0.2994  $0.2994     $0.2994       $0.2994
3rd Quarter       $0.2994  $0.2994     $0.2994      $0.2994
4th Quarter (1)  $0.5988  $0.5988     $0.5988      $0.5988

2007
1st Quarter         $0.5988 $0.5988     $0.5988      $0.5988
2nd Quarter        $3.2924  $3.2924    $0.4790      $0.4790
3rd Quarter         $3.1000  $3.1000    $2.5000      $2.5000
4th Quarter (2)    $0.9800  $0.9800    $0.6500      $0.6500

Holders

As of the date of this registration statement, we have a total of 18,092,739 shares of Common Stock outstanding, held of record by approximately 501 shareholders. We do not have any shares of Preferred Stock outstanding.

Dividends

No cash dividends were declared or paid on our Common Stock for the last two fiscal years.  No restrictions limit our ability to pay dividends on our Common Stock.  We have not paid any cash dividends on our Common Stock to date. The payment of cash dividends in the future, if any, will be contingent upon our Company's revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends is within the discretion of our board of directors. Our board of director's present intention is to retain all earnings, if any, for use in our business operations and, accordingly, the board of directors does not anticipate paying any cash dividends in the foreseeable future.

Over-the-counter Bulletin Board Listing Matters

By virtue of filing this registration statement, we are making an application with the Securities and Exchange Commission (the "Commission") to register our Common Stock under the provisions of Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This registration will require our Company to comply with periodic reporting, proxy solicitations and certain other requirements of the Exchange Act.

We intend to seek the listing of our Common Stock  on the Over- the-counter Bulletin Board ("OTCBB") upon the completion of this registration statement. In order to become listed on the OTCBB, an NASD market maker must apply on our behalf to make a market of our Common Stock on the OTCBB.  We cannot assure you that a market maker will make an application on our behalf, or that if an application is made on our behalf, that the NASD will list our Company on the OTCBB.

Penny Stock Regulations and Restrictions on Marketability

The Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Our Common Stock may be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse).  For transactions covered by the rule, the broker-dealers must make a special suitability determination for the purchase and receive the purchaser's written agreement of the transaction prior to the sale.
Consequently, the rule may affect the ability of broker-dealers to sell our Common Stock and also may affect the ability of our shareholders to sell their shares of Common Stock in the secondary market.

In addition, the Commission has adopted a number of rules to regulate "penny stocks", which include Section 3(a)(51-1) and Rules 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, and 15g-9 under the Exchange Act.  Because the securities of the Company may constitute "penny stocks" within the meaning of the rules, the rules would apply to the Company and to its securities.  The rules may further affect the ability of the Company's shareholders to sell their shares in any public market which might develop.

Shareholders should be aware that, according to Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. We are aware of the abuses that have occurred historically in the penny stock market; and, although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, our management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our Company's securities.

Our common stock has been quoted on the Over-the-Counter Bulletin Board since May 16, 2007 and reported in the Pink Sheets published by Pink Sheets, LLC, on at least an unsolicited basis since May 16, 2007.

During the last year, the trading price of our common stock has varied from a low of approximately $0.6100 to a high of approximately $12.57485.  Since January 1, 2007, there have been high price quotations on May 16 of $12.57485.  There were reportedly 6,312 shares traded on May 16, 2007 for an aggregate value, based on the high price quotation of the day, of $79,372.45.  There were also high price quotations of $5.988024 on May 17 and $4.790419 of May 18, 2007.  On those two days, there were reportedly 1521 and 2042 shares traded for an aggregate value, based on the high price quotations on those days, of $9,107.78 and $9,782.04.  Except for the foregoing, the high price quotations since January 1, 2007, have been between $4.4910 and $0.11 per share.

During the 2007, there were days of trading in Legacy stock as follows:

Period	Days of Trading	Aggregate Trading Volume
Fourth Quarter	64	730,248
Third Quarter	62	62,973
Second Quarter	62	18,759
First Quarter	59	0

Based on the aggregate volume of trading per month and the number of days of trading in our common stock per month in 2007, there was an average volume of shares traded per day in our common stock as follows:

Period	Average Volume of Shares Traded Per Day
December	11,283
November	13,345
October	9,754
September	519
August	1,645
July	703
June	378
May	984
April	0
March	0
February	0
January	0

The numbers above reflect the limited trading volume of our common stock, which creates the potential for significant changes in the trading price of our common stock as a result of relatively minor changes in the supply and demand.  It is likely that trading prices and volumes for our common stock will fluctuate in the future, without regard to our business activities.

The following table sets forth for the fiscal year periods indicated the high and low closing prices for our common stock as reported under the symbol “LGYH” by the Over-the-Counter Bulletin Board or the Pink Sheets as noted above:

	Low	High
2007:
Fourth Quarter	$0.55	$3.27
Third Quarter	0.55	3.50
Second Quarter	17.96	0.48
First Quarter	0	0

2006:
Fourth Quarter	0	0
Third Quarter	0	0
Second Quarter	0	0
First Quarter	0	0

On June 9, 2008, the Pink Sheets reported that the closing price for our common stock was $0.24 per share. These quotations do not include sales commissions or dealer mark-ups or markdowns and do not represent actual transactions.

Equity Compensation Plans

We do not have any equity compensation plans nor have we issued any shares pursuant to any equity compensation plans.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our audited consolidated financial statements and notes to our financial statements included elsewhere in this report.  This discussion contains forward-looking statements that involve risks and uncertainties.  Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors discussed elsewhere in this report.

Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to our anticipated revenues, gross margin and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity, and financing sources.  Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein.  These risks and uncertainties include those relating to our liquidity requirements, whether we will be able to obtain sufficient additional  capital to create a creditable company in lieu of the middle size and larger silicon chip manufacturing companies whether our products and services will meet market acceptance whether competitors successfully develop and market competing technologies with economic or technical advantages, the prices at which we are able to sell our products and services, the cost and availability of additional capital that we will require and possible related restrictions on our future operating of financing flexibility, our future ability to attract talented employees and other factors.

Overview

Results of Operations

Comparison of Years Ended December 31, 2007 and 2006

Our revenues were $1,072,457 and $168,259 for 2007 and 2006, respectively, representing an increase of $904,198, or 537%, in 2007.  The increase in revenues in 2007 was due to customer acceptance of the wetstations and Legacy’s process technologies, thereby generating additional sales.

Costs and Operating Expenses

Our total costs and operating expenses were $625,615 and $105,730 for 2007 and 2006, respectively, representing an increase of $519,885, or 492%, in 2007.  The higher costs and operating expenses in 2007 was principally due to the manufacturing of multiple wetstations to fill customers orders.

Research and Development Expenses — Our Research and Development expenses were 88,121 for 2007 and 147,584 for 2006, representing a decrease of $59,463 or -40.3%.  The decrease in our research and development expenses resulted from our transition from an R&D company to a manufacturing company

General and Administrative Expenses — General and administrative expenses were $241,738 and $208,198 for 2007 and 2006, respectively, representing an increase of $33,540, or 16.1%, in 2007.  The increase in our general and administrative expenses in 2007, as compared to 2006, is primarily related to the increased expenses associated with manufacturing wetstations.

Stock-Based Compensation — We did not incur any stock-based compensation expenses in 2007 or 2006.

Other Income

Although the net changes and percent changes with respect to our revenues and our costs and operating expenses for 2007 and 2006 are summarized above, these trends should not be viewed as a definitive indication of our future results.

Liquidity and Capital Resources

At December 31, 2007, our principal sources of liquidity consisted of $5,358 of cash, as compared to $20,099 of cash at December 31, 2006.  In addition, our total stockholders’ equity was a negative 706,163 at December 31, 2007, compared to total stockholders’ equity of a negative $783,319 at December 31, 2006, a reduction in the deficit in stockholders’ equity of $77,156.

Our operations used net cash of $43,489 during 2007, as compared to providing net cash of $59,445 during 2006.  The $102,934 increase in the net cash used by our operating activities during 2007 primarily resulted from expenses associated with increased sales and production.

Financing activities provided $28,748 in net cash during 2007, compared to the use of $38,580 in net cash during 2006, or a difference of $67,328.

We have no significant contractual obligations or commercial commitments not reflected on our balance sheet as of this date.

Plan of Operations

During the next 12 months, we will continue to focus on acquisition of a synergistic manufacturing company, and introduction of our process technology to Tier 1 customers such as Intel, Texas Instruments, and Samsung.

While we seek additional capital and lines of credit to increase our work force and expand our inventory. At December 31, 2007, we had a working capital deficit of $706,163 and total current liabilities of $891,767, consisting primarily of $269,543 in related party loans and $90,309 in payables. Without increased capital we will be unable to substantially reduce our working capital deficit or reduce our current liabilities. Our financing efforts may be impaired by our limited revenues as well as the limited liquidity for our common stock.

We cannot assure that additional capital funding would be available through private or public equity financing or bank financing. Furthermore, outside events such as the trends in the silicon chip manufacturing business, the condition of the stock market, interest rate levels and the availability of credit could affect our ability to obtain financing.  We have no financing arrangements with any person to obtain additional funding on any terms and cannot assure that we will be able to do so.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations.  The list is not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application.  The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis or Plan of Operations where such policies affect our reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see the Notes to the December 31, 2007 Consolidated Financial Statements.  Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period.  There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition

All revenues are derived from the sale of our products and services. Revenue and related taxes and operating expenses are recorded in the month the product or service is delivered to the purchaser. Accounts receivable are stated at the amount management expects to collect.  Management provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance based on its assessment of the collectibility of the receivable.  At December 31, 2007 and 2006, no allowance for doubtful accounts was deemed necessary.

Income Taxes

Provisions for income taxes are based on taxes payable or refundable and deferred taxes.  Deferred taxes are provided on differences between the tax bases of assets and liabilities and their reported amounts in the financial statements and tax operating loss carryforwards.  Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Accounting for Reorganization

In view of Legacy Systems, Inc.’s reorganization with Legacy Holdings, Inc, a shell corporation, via a stock for stock exchange, the Company’s financial statements have been treated as a reorganization for presentation purposes.

ITEM 7.  FINANCIAL STATEMENTS

Our consolidated financial statements are filed with and begin on page F-1 of this report.

LEGACY HOLDINGS, INC.
DECEMBER 31, 2007

TABLE OF CONTENTS

Financial Statements:

Report of Independent Registered Public Accounting Firm                          F-18

Balance Sheets as of December 31, 2007 and 2006                                 F-19

Statements of Operations for the Years Ended December 31, 2007
and December 31, 2006                                                                                                                   F-20

Statement of Stockholder’s Deficiency for the Period from
Inception (May 4, 2005) to December 31, 2007                                 F-21

Statement of Cash Flows for the Years Ended December 31, 2007
and December 31, 2006.                                                                                                                  F-22

Notes to Consolidated Financial Statements                                       F-23

BONGIOVANNI & ASSOCIATES, CPA’S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Legacy Holding, Inc.
(FKA CST Entertainment, Inc.) and Subsidiary

We have audited the accompanying consolidated balance sheet of Legacy Holding, Inc. (FKA CST Entertainment, Inc.) and Subsidiary (a Delaware corporation) as of December 31, 2007 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ending December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Legacy Holding, Inc. (FKA CST Entertainment, Inc.) and Subsidiary (a Delaware corporation). as of December 31, 2007 and the consolidated results of its operations and its cash flows for years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company’s accumulated losses and its accumulated deficit at December 31, 2007 raise substantial doubt about its ability to continue as a going concern. Management's plans and actions in regard to these matters are described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bongiovanni & Associates, CPA’s
Bongiovanni & Associates, CPA’s
Cornelius, N.C.
April 17, 2008

LEGACY HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
December 31, 2007

ASSETS
Current assets:
Cash	$5,358
Deferred product cost	28,787
Inventory	149,202

Total current assets	183,347

Property and equipment, net of accumulated
depreciation and amortization of $276,802	2,257

Total assets	$185,604

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$90,309
Deferred revenue	253,695
Note payable	120,000
Accrued wages and taxes due officer	158,220
Stockholder loans payable	269,543

Total current liabilities	891,767

Stockholders' Deficit:
Common stock $.001 par value; 100,000,000 authorized at	17,593
December 31, 2007; 17,592,739 issued and outstanding
Treasury stock	(15,000)
Additional paid in capital	3,341,598
Retained deficit	(4,050,354)

Total stockholders' deficit	(706,163)

Total liabilities and stockholders' deficit	$185,604

LEGACY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2007 and 2006

	2007	2006
Revenue:
Product sales	$963,782	$65,109
Service fees	48,675	53,150
R&D contract	60,000	50,000
	1,072,457	168,259

Cost of goods sold	625,615	105,730

Gross profit	446,841	62,529

Operating expenses:
Research and development	88,121	147,584
Sales and marketing	13,792	21,572
General and administration	241,738	208,198
Depreciation	1,764	3,387
Facilities	51,765	41,087
Total operating expenses	397,180	421,828

Income from operations	49,662	(359,299)

Other income and (expense):
Miscellaneous income	53,406	75,397
Interest expense	(421)	(753)
Total other income and (expense)	52,985	74,644

Income (loss) before income taxes	102,646	(284,655)

Income taxes	(800)	(800)

Net income (loss)	$101,846	$(285,455)

Weighted average common shares outstanding
Basic and fully diluted	22,437,793	27,282,846

Net income(loss) per share common	*	$(0.01)

* Less than $.01

LEGACY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007 and 2006

Cash flows from operating activities:
Net income (loss)	$101,846	$(285,455)
Adjustments to reconcile increase in net assets to net
cash provided by (used in) operating activities:
Issuance of common stock for services
Depreciation and amortization	1,764	3,387
Decrease (increase) in:
Deferred product sales cost	352,693	(340,768)
Inventory	1,500	2,594
Increase (decrease) in:
Accounts payable	(21,891)	(133,744)
Deferred revenue	(637,621)	813,431
Accrued wages and taxes due officer	158,220	-

Net cash provided (used in) operating activities	(43,489)	59,445

Cash flows from investing activities:

Purchase of property and equipment	-	(4,502)

Net cash provided by (used in) investing activities	-	(4,502)

Cash flows from financing activities:
Redemption of preferred stock	(15,000)	(40,000)
Payment on note payable	(30,000)	-
Proceeds of stockholder loan	73,748	1,420

Net cash provided by (used in) financing activities	28,748	(38,580)

Net increase (decrease) in cash	(14,741)	16,363

Cash at beginning of year	20,099	3,736

Cash at end of year	$5,358	$20,099

Supplementary Information:
Cash paid for interest	$421	$753
Cash paid for income taxes	$800	$800

LEGACY HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2007 and 2006

						Total
				Additional	Deficit	Stockholders'
	Common Stock			Paid-In	Accumulated	Equity
	Shares	Amount	Treasury Stock	Capital
Balances, January 01, 2006	27,282,846	27,283		3,341,598	(3,866,745)	(497,864)

Net Loss					(285,455)	$(285,455)

Balances, December 31, 2006	27,282,846	$27,283	-	$3,341,598	$(4,152,200)	$(783,319)

Recapitalization at reverse merger	(9,690,107)	(9,690)				(9,690)
Issuance of common stock		-				-
Treasury stock purchases			(15,000)			(15,000)
Net income					101,846	101,846

Balances, December 31, 2007	17,592,739	$17,593	$(15,000)	$3,341,598	$(4,050,354)	$(706,163)

LEGACY HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007

1.Organization

Legacy Holdings, Inc. (the “Company”) is a Delaware corporation, FKA CST Entertainment, Inc. Located in Fremont, California. Legacy Systems, Inc. it’s wholly owned subsidiary was originally founded in Texas and later, in 1999 reincorporated in the California. The Company provides wet process wafer cleaning equipment to the semiconductor and related industries. The Company has developed chemical processes that are designed for device geometry technologies sized at 32mm and below. The processes employ "Green Chemistry" to provide an environmentally safe method for the removal of organic contaminates and photoresists from any size wafer or substrate. The Company is an industry leader in semiconductor wet processing holding multiple patents for more effective and environmentally safer processes. The Company is gaining recognition as an innovative company with very cost effective and environmentally friendly products. The Company is poised to be a major participant in the wet-process equipment market segment, as a supplier to both end users and wet station manufacturers.

 Acquisition:

On July 11, 2007, Legacy Systems, Inc. signed a definitive agreement to be merged into CST Entertainment, Inc, (CST). The CST stockholders acquired all of the issued and outstanding common stock of Legacy Systems, Inc. The transaction is accounted for as a capital transaction and recapitalization by the accounting acquirer and as a re-organization by the accounting acquiree wherein CST Entertainment, Inc. is the acquiree and, Legacy Systems, Inc. is the acquirer. CST Entertainment, Inc. changed its name to Legacy Holdings at the date of merger July 11, 2007.

Accordingly, the consolidated financial statements include the following:

(1) The balance sheet consists of the net assets of the acquirer at historical cost and net assets of the acquiree at historical cost.

(2) The statements of operations include the operations of the acquirer for the periods presented and the operations of the acquiree from the date of merger.

2.	Summary of Significant Accounting Policies Management’s use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company deposits its cash and cash equivalents with a U.S. commercial financial institution. These amounts may, at times, exceed federally insured limits. Management believes that these institutions are financially sound and, accordingly, minimal credit risk exits.

Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with original maturity of three months or less to be cash equivalents.

Accounts receivable and allowance for doubtful accounts

The Company evaluates the collectability of its accounts receivable based on a combination of factors. When the Company believes a collection issue exists with respect to a specific receivable, the Company records an allowance to reduce that receivable to the amount that it believes to be collectible. At December 31, 2007 the Company did not have receivables outstanding.

Basis of Presentation

The consolidated financial statements included herein were prepared under the accrual basis of accounting.

Comprehensive Income (Loss)

The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income,” which establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements.

Impairment of Long-Lived Assets

The Company evaluated the recoverability of its property and equipment, and other assets in accordance with Statements of Financial Accounting Standards (SFAS) No. 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed of,” which requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate.

Stock-Based Compensation

Employee stock-based compensation is accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and the FASB interpretations thereof. Pursuant to those accounting pronouncements, compensation is recorded for share options granted to employees at the date of grant based on the difference between the exercise price of the options and the market value of the underlying shares at that date. Due to the terms of the grants, the fair value of the compensation in accordance with SFAS No. 123R, "Accounting for Stock-Based Compensation" approximates the values computed in accordance with APB No. 25. Stock-based compensation to non-employees is accounted for in accordance with SFAS No. 123R. Under both accounting pronouncements, as part of the necessary computations, management is required to estimate the fair value of the underlying shares. Fair value has generally been determined by management, as the price at which the Company's shares were issued at the most recent private placement of the Company's Common Stock. Since the Company trades on the Pink Sheets fair value is determined according to stock market price. The timing of the grant and measurement of stock-based awards will not have a material effect on the Company's consolidated results of operations and financial position.  Since no stock-based awards exist.

LEGACY HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007

Property and equipment

Property and equipment are stated at cost. Depreciation is provided on the double-declining method over the estimated useful lives of the assets ranging from five to seven years. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income. Maintenance and repairs are charged to expense in the period incurred.

Income taxes

The Company accounts for income taxes under an asset and liability approach. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the tax basis used for income tax purposes, and operating loss and tax credit carry-forwards measured by applying currently enacted tax laws. Valuation allowances are provided when necessary to reduce net deferred tax assets to an amount that is considered more likely than not to be realized.

Fair value of financial instruments

The carrying amounts of the Company’s financial instruments, including cash, deferred product cost, inventory, accounts payable, deferred revenue, notes payable, accrued wages due officer and stockholder loans payable approximate their fair value due to their short maturities or market interest rates, if applicable, of such instruments.

Revenue recognition

Net sales include contracts for providing research and development, product sales, and related service income. The Company recognized revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. This is generally upon receipt of the customers acceptance form indicating the product has been completed to their satisfaction except for the research and development and service revenue which is recognized when the services have been performed. The Company defers prepayment on contracts until the above criteria have been met. The corresponding cost associated with those contracts is also deferred until the revenue is ultimately recognized.

Research and development costs

Research and development costs are charged to operations as incurred.

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Companies should report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently assessing the potential impact, if any, for the adoption of SFAS No.159 on its consolidated financial statements.

In December 2007, the FASB issued two new statements: (a.) SFAS No. 141(revised 2007), Business Combinations, and (b.) No. 160, Noncontrolling Interests in Consolidated Financial Statements. These statements are effective for fiscal years beginning after December 15, 2008 and the application of these standards will improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The Company is in the process of evaluating the impact, if any, on SFAS 141 (R) and SFAS 160 and does not anticipate that the adoption of these standards will have any impact on its consolidated financial statements.

(a.)  SFAS No. 141 (R) requires an acquiring entity in a business combination to: (i) recognize all (and only) the assets acquired and the liabilities assumed in the transaction, (ii) establish an acquisition-date fair value as the measurement objective for all assets acquired and the liabilities assumed, and (iii) disclose to investors and other users all of the information they will need to evaluate and understand the nature of, and the financial effect of, the business combination, and, (iv) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase.

(b.) SFAS No. 160 will improve the relevance, comparability and transparency of financial information provided to investors by requiring all entities to: (i) report noncontrolling (minority) interests in subsidiaries in the same manner, as equity but separate from the parent’s equity, in consolidated financial statements.

3.         Inventories

Inventories are stated at the lower of cost or market, with costs determined on a first-in, first-out (FIFO) basis. Inventory consisted of parts and completed units and was $149,202 at December 31, 2007.

4.         Property and Equipment

Property and equipment consists of the following:

Machinery and equipment              $259,034

Furniture and fixtures                        20,025

                                                      279,059

                  Less accumulated depreciation       (276,802)

                                                                        $2,257

LEGACY HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007

5.         Operating Leases Commitments

The Company leases its operating and office facilities under an agreement that expires annually on September 1" of each year, renewable at the option of the lessor. With each annual renewal the monthly rent may be adjusted at the option of the lessor by the increase, if any, of the September year to year change in the Consumer Price Index. Rent expense for the years ended December 31, 2007 and 2006 was $42,215 and $23,407, respectively.

6.         Loans from Shareholders

The Company has received loans and advances from the President and other shareholders at various times. On January 15, 2007 $637,000 of loans issued to a shareholder of Legacy Systems, Inc. the Company’s wholly owned subsidiary were converted to Series A preferred stock of Legacy Systems, Inc. the Company’s wholly owned subsidiary at its par value of $1.00 per share( see note 8 below.)  At December 31, 2007 the balance outstanding on these loans was $ 269,543. These loans carry no stated interest rate but the imputed effects of interest are not material to the financial statements taken as a whole.

7.         Notes Payable

In prior years the Company entered into a $150,000 debt agreement that incurred interest at a rate of 7.5% through May 19, 2006 and 12.5% thereafter until paid in full. During 2007 the Company negotiated with the lender to forgive the interest on the note. In 2007 the Company made a principal payment of $30,000 and owed $120,000 at December 31, 2007.

8.	Stockholders' Equity

Common stock

The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock. At December 31, 2007, the Company had 17,592,739 shares issued and outstanding. In May, 2007, 4,667,745 shares of common stock in Legacy Systems, Inc. the Company’s wholly owned subsidiary issued to one investor was redeemed by the Company at no cost.  On May 29, 2007 prior to the acquisition, Legacy Systems, Inc. the Company’s wholly owned subsidiary issued 9,676,120 to its founder. Upon merger with CST Entertainment, Inc., all outstanding shares common shares of Legacy Systems, Inc. amounting to 12,676,120 shares were exchanged for 15,125,000 shares of CST Entertainment, Inc. common stock.

Subsidiary Preferred stock

In May, 2007 all Series A $1 preferred stock in the amount of 2,795,721 shares of Legacy Systems, Inc the Company’s wholly owned subsidiary was retired and returned to the treasury for $15,000, total.

9.         Income Taxes

Income tax provision for the year ended December 31, 2007 is comprised of the following:

Federal current	$ -
State current Federal and state deferred	800
$ 800

The Company has had losses and there is no assurance that there will be future taxable income the loss carryforwards might offset. As such, a full valuation allowance has been recorded against the deferred tax asset related to its net operating losses.

Net operating loss carryforwards	$110,500
Valuation allowance	(110,500)

The Company has Federal and California net operating loss ("NOL") carryforwards of approximately $325,000 and $250,000 respectively. The federal and state carryforwards expire in varying amounts and dates. Since the realization of the loss carryforwards and state credits does not meet the more-likely-than-not criteria required, a valuation allowance has been provided to eliminate the net deferred tax asset at December 31, 2007.

The Company's effective tax rate as a percentage of net loss before income tax benefit differs from the statutory federal income tax rate of 34 percent for the year ended December 31, 2007 primarily due to uncertainty over the utilization of net operating loss carryforwards.

10.         Litigation

The Company is subject to certain routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of its business. The Company believes that the ultimate amount of liability, if any, for any pending claims of any type, will not materially affect its consolidated financial position, results of operations or liquidity.

11.         Going Concern

Between 2001 and 2006, the Company experienced significant operating losses, negative cash flows and had a stockholder deficit due to market conditions and R&D expenses. As of December 31, 2007, the Company had a repeat order backlog totaling $845,641. With the increase in orders, management implemented a plan of action to move the Company towards profitability. The plan of action included, beginning in 2006 and continuing in the first half of 2007, the restructuring and retirement of a majority of its debt. Management has also repurchased all preferred shares of stock of its wholly owned subsidiary and converted the majority of shareholder loans to common stock. The Company plans to sell shares of its common stock to generate funds to meet new and increased demand for its products and services. Management believes that its plan of action will be sufficient to achieve this goal.

12.         Subsequent Events
On March 12, 2008 the Company entered into a letter of intent to acquire 100% of the stock of Modutek Corporation, a California corporation for $4,186,050. Terms of the agreement include a cash payment of $1,916,096 at closing and a promissory note for the remainder of the acquisition cost. This transaction is a primary part of the Company’s plan of action to re-structure and is dependent upon new common stock financing to raise the necessary capital to complete the acquisition.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

Not Applicable.

There have been no changes in or disagreements with our accountants for the periods indicated in the Financial Statements prior to 2007, we had no operations, and had no outside accountants.

ITEM 8A(I)  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure.  Our Certifying Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of December 31, 2007, pursuant to Rule 13a-15(b) under the Securities Exchange Act.  Based upon that evaluation, our Certifying Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective.

Internal Controls Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission.

PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS ANDCONTROL PERSONS, ______________________________________
Our current directors and executive officers are as follows:

Name                                   Age                 Position                Term/Period Served
--------------                         --------             ------------                ------------------

Robert Matthews                  53                   President & CEO, Chairman

Dr. Dipak Dutta                   61                    VP of Design

Doug Yorke                        52                     VP of Manufacturing

Richard S. Katzman             53                     CFO, Director

We currently have no significant employees who are not officers or Directors.

President & CEO – Robert R. Matthews:  With 28-years in the semiconductor industry, Mr. Matthews has a keen understanding of the technology that drives this market.  Mr. Matthews has been an independent entrepreneur for 17-years during which time he has secured 5-worldwide patents, has 2-pending, and won a U.S. Green Chemistry award from the President of the United Sates of America, The U.S. EPA and the National Academy of Sciences.  Matthews acquired his early industry experience during 16-years as a process engineer with Intel and Texas Instruments.  He has both a Bachelors and Masters degree in chemistry.

Vice President, Engineering -  Dr Dipak Dutta:  After 33-years, Dr. Dutta is an industry expert in the application of electrical engineering in the design of semiconductor manufacturing equipment.  Dr. Dutta gained significant hands-on experience as a Manager of Electrical Design Engineering for Applied Materials, Varian, LAM research, and Spectra Physics.  Dr. Dutta has been with Legacy for 7 years as the lead engineer and has been key to the design and implementation of Legacy’s advanced wet benches.  Dr. Dutta is uniquely qualified to be the Vice President, Engineering Design for an expanding Legacy.

Vice President, Manufacturing -  Doug Yorke:  Mr. Yorke brings to his area of manufacturing and production 36-years of hands-on experience.  During the last 15-years Mr. Yorke’s professional activities have been focused in the semiconductor industry.  Mr. Yorke has been an independent entrepreneur operating his own manufacturing company for the past 11-years.  Mr. Yorke brings to Legacy his wealth of knowledge along with a team of manufacturing professionals who will be integrated into the company.

Chief Financial Officer  - Richard S. Katzman:  Mr. Katzman has 30-years of experience as a finance, operations and strategic development professional in a variety of industries, including: Biotechnology, healthcare, and information technology.  Mr. Katzman has had management responsibility for organizations with annual operations ranging in size from as small as $1.5MM to as large as $140MM.  In addition, over the last 20-years, Katzman has played key leadership roles in corporate acquisitions totaling over $750MM.

ITEM 10.   EXECUTIVE COMPENSATION

Executive Compensation

                                                                                Long Term Compensation
                                                                      -----------------------------------------
                               Annual Compensation                           Awards                    Payouts
---------------------------------------------------------------------------------------------   -----------
  (a)                   (b)              (c)            (d)            (e)             (f)            (g)            (h)
                                                                       Restricted     Securities
Name &                                               Other Annual       Stock         Underlying/      LTIP
All Other
Options/
SARs(#)                      Position      Year Salary($)   Bonus($)  Compensation($)  Award(s)($) Payouts($) Compensation($)
------------------------------------------------------------------------------------------------------------
Robert
Matthews         President,  2007   $150,000               -----           --------              ------               ------------
CEO &
Chairman
     2006 $150,000                ------          --------               -------            ---------------

Compensation of Directors

During fiscal year 2007, no director received any type of compensation from the Company for serving as such.

Employment Agreements with Executive Officers

Legacy has an executed employment agreement with Robert Matthews.

Mr. Matthews’ employment with the Company is governed by an employment agreement entered into between him and the Company initially in October, 2007. The agreement provides for the term of employment that may be extended for five (5) additional year periods. Under the terms of the employment agreement, Mr. Matthews is entitled to receive a base salary equal to $150,000. At present there are no bonus or incentive clauses in Mr. Matthews’ agreement but the Company anticipates that an incentive compensation plan will be added in the future.

Presently, our directors, are not compensated for serving as such, other than reimbursement for out of pocket expenses incurred in attending director meetings.

We have no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but our board of directors may recommend the adoption of one or more such programs in the future.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERSAND MANAGEMENT

Security Ownership of Certain Beneficial Owners, and Management and Related Stockholders

The following table sets forth, as of the date hereof, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of each person or group known to the Company to be the beneficial owner of more than five percent (5%) of our Common Stock:

Name and Address                          Amount and Nature
of Beneficial Owner                     of Beneficial Ownership         Percent of Class
--------------------------                   ------------------------------        ---------------------
Robert Matthews                                   15,005,512                              82.9
President, CEO
& Chairman
c/o Legacy Hodings, Inc.

Security Ownership of Management

The following table sets forth, as of the date hereof, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of our Common Stock of each of our officers and directors, and officers and directors as a group:

Name and Address                          Amount and Nature
of Beneficial Owner                     of Beneficial Ownership         Percent of Class
-------------------                           ------------------------------          ----------------------

Robert Matthews                                    15,005,512                              82.9
President, CEO
& Chairman
c/o Legacy Hodings, Inc.

Dr. Dipak Dutta
VP of Design                                                0                                           0

Doug Yorke
VP of Manufacturing                                     0                                           0

Richard S. Katzman
Chief Financial
Officer, Director                                            0                                           0

All Officers and Directors
as a Group ( 4 persons).                          15,005,512                                  82.9

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the past three years, the Company has issued the following shares to the following persons, in each case relying on the exemption from registration provided by Section 4 (2) under the Securities Act of 1933, and similar state securities law exemptions.

On May 10, 2007 15,000 shares of Preferred Stock were issued to Wayne Mower, our former CEO, for $1,000 (all 15,000 Preferred shares were canceled in connection with the acquisition of Legacy Systems, Inc).

On May 10, 2007, 12,717,154 common shares were issued to Wayne Mower, our former Chief Executive Officer and part of the interim management teams, as compensation for services rendered as sole officer and sole director of the Company (subsequently converted to 121,196 shares as the result of 1 for 6 reverse stock split).

On June 27, 2007, the Company effected a 600 for 1 reverse stock split.

On July 1, 2007, 15,000,000 post split common shares were issued to Wayne Mower, in exchange for cash in the amount of $1700 (all 15,000,000 shares were subsequently canceled in connection with the acquisition of Legacy Systems, Inc.

On July 11, 2007, $364,950 in outstanding Company debt acquired by our then outside attorney, Nathan W. Drage, P.C. was exchanged and canceled in exchange for the issuance to Nathan W Drage, P.C. of 1,014,500 shares of our common stock.

On July 11, 2007, $304,740 in outstanding Company debt held by Global Funding Group, Inc., was canceled in exchange for the issuance to Global Funding Group, Inc. of 846,500 of our common shares.

On July 11, 2007, $159,840 in outstanding Company debt held by Venture Resources Inc., was canceled in exchange for 444,000 shares of our common stock

In connection with our reorganization in May of 2007, pursuant to our plan of reorganization, the Shareholders of Legacy Systems, Inc. the operating subsidiary we acquired, were issued 15,125,000 shares of Legacy Holdings, Inc. common stock in exchange for 100% of the Shares of Legacy Systems, Inc.

On October 26, 2007, 500,000 shares of restricted common stock were issued to ANP Industries, Inc., for consulting services rendered.

ITEM 13.  EXHIBITS

Exhibit Number*	Title of Document
3.01	Articles of Incorporation of Legacy Holdings, Inc.
3.02	Articles of Incorporation of Legacy Systems, Inc.
3.03	Bylaws of Legacy Holdings, Inc.
3.04	Bylaws of Legacy Systems, Inc.
10.01	Employment Contract with CEO Robert Matthews

Exhibit Number*	Title of Document
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14
32.01	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, were all rendered in 2008 for our fiscal years ended 2007 and 2006, and totaled $25,206 + 15,000 = 40,206..

Audit Related Fees

The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 4, for the fiscal years ended December 31, 2007 and 2006 were $0 and $0, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2007 and 2006 were $0 and $0, respectively.

All Other Fees

The aggregate fees billed for products and services provided by the principal accountant, other than those previously reported in this Item 4, for the fiscal years ended December 31, 2007 and 2006 were $0 and $0, respectively.

Audit Committee

The Company’s Board of Directors functions as its own audit committee. It is the policy of the Company for all work performed by our principal accountant to be approved in advance by the Board of Directors. All of the services described above in this Item 4 were approved in advance by our Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGACY SYSTEMS, INC.

Date: ________, 2008	By:	/s/ Robert Matthews
Robert Matthews, President and Director
Principal Executive Officer
Principal Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated:  _______, 2008

/s/ Robert Matthews
Robert Matthews