Form 10QSB
period 1996-12-31
LEGACY HOLDING, INC.
filed 2008-08-22
CIK 771617

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For The Quarterly Period Ended December 31, 1996.

☐	Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For The Transition Period From ______________To_________________

Commission File Number 333-31238

LEGACY HOLDINGS, INC. FKA CST ENTERTAINMENT, INC.
(FORMERLY CST ENTERTAINMENT IMAGING, INC.)

(Exact Name Of Registrant As Specified In Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	13-2614435 (I.R.S. Employer Identification No.)

4160 TECHNOLOGY DRIVE, SUITE B
FREMONT, CA 94538
(510) 651-2312

(Address, Including Zip Code, And Telephone Number, Including
Area Code, Of Registrant's executive offices)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒

The Registrant has 27,278,340 shares of common stock, par value $0.15 per share, issued and outstanding as of December 31, 1996.

ITEM 1. FINANCIAL STATEMENTS

CST ENTERTAINMENT, INC.
BALANCE SHEETS (Unaudited)
As of December 31, 1996

ASSETS
Current assets:
Cash	$18,706
Accounts receivable, net	221,430
Work-in-process	340,908
Prepaid expense	112,889
Receivable from related parties	15,000
Total current assets	708,933

Property and equipment:
Color conversion equipment	3,896,789
Leasehold improvements and other equipment	1,615,020
Capitalized software	1,460,571
6,972,380
Less accumulated depreciation	6,090,005
882,376
Other assets:
Film library, net of amortization of $5,180,900	1,245,292
Other assets	16,633
Notes receivable from directors and officers	100,000
1,361,925
$2,953,233

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Line of credit	$56,747
Current portion of long term debt	250,200
Notes payable	734,884
Accounts payable	419,855
Accrued expenses	1,177,163
Total current liabilities	2,638,849

Non current portion of long term debt	577,875

Stockholders' Deficit:
Common stock, par value $0.15; 40,000,000 authorized; issued
and outstanding 27,278,340 at December 31, 1996	4,091,752
Additional paid in capital	56,115,740
Accumulated deficit	(60,470,983)
Total stockholders' deficit	(263,491)
Total liabilities and stockholders' deficit	$2,953,233

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CST ENTERTAINMENT, INC.
STATEMENTS OF OPERATIONS (Unaudited)
For the three and Six Months Ended December 31, 1996 and 1995

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	1996	1995	1996	1995
Revenue:
Coloring income	$361,300	$613,320	$1,293,050	$1,292,100
License royalty income	-	1,485,066	175,000	1,885,066
Library sales income	-	-	500,000	-
	361,300	2,098,386	1,968,050	3,177,166

Operating expenses:
Production	151,266	226,921	996,437	753,656
Cost of library rights sold	-	-	500,000	-
Research and development	-	26,031	5,694	62,813
Depreciation and amortization	129,653	125,682	302,523	262,753
Film library amortization	170,625	986,500	398,125	1,208,500
Participation and licensing	-	160,000	-	440,000
General and administrative	-	519,054	510,657	870,415
Interest expense	-	33,551	45,401	48,159
Total operating expenses	451,543	2,077,739	2,758,836	3,646,296

Net loss	$(90,243)	$20,647	$(790,786)	$(469,130)

Weighted average common shares outstanding
Basic and fully diluted	27,278,340	26,811,115	27,278,340	25,506,081

Net income (loss) per share common	$(0.00)	$0.00	$(0.03)	$(0.02)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CST ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
For the Year Ended June 30, 1996 and the Six Months Ended December 31, 1996

			Additional		Total
	Common Stock		Paid-In	Deficit	Stockholders'
	Shares	Amount	Capital	Accumulated	Equity
Balances, June 30, 1995	26,199,624	$3,929,944	$55,667,022	$(56,210,711)	$3,386,255

Common stock, restricted, issued as payment
for services rendered	274,450	41,168	123,558		164,726
Common stock issued in connection with
exercise of stock options	4,266	640	3,160		3,800
Common stock, restricted, issued in connection
with debt restructuring	500,000	75,000	175,000		250,000
Common stock, restricted, issued in connection
with animation rights repurchase	300,000	45,000	105,000		150,000
Warrants issued as payment for services rendered			24,000		24,000
Net loss				(3,469,486)	(3,469,486)
Balances, June 30, 1996	27,278,340	$4,091,752	$56,097,740	$(59,680,197)	$509,295

Warrants issued			18,000		18,000
Net loss				(790,786)	(790,786)
Balances, December 31, 1996	27,278,340	$4,091,752	$56,115,740	$(60,470,983)	$(263,491)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CST ENTERTAINMENT, INC.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Six Months Ended December 31, 1996 and 1995

	For the Six Months Ended
	December 31,
	1996	1995
Cash flows from operating activities:
Net income (loss)	$(790,786)	$(469,130)
Adjustments to reconcile increase in net assets to net
cash provided by (used in) operating activities:
Depreciation and amortization	297,398	1,471,253
Non-cash revenue from commitments payable		(174,258)
Film library amortization	898,125	-
Non cash payment of expenses	-	82,500
Decrease (increase) in:
Accounts receivable	674,619	(337,346)
Work in process	428,391	(103,347)
Prepaid expenses	(14,632)	(108,217)
Receivable from related party	25,000	200,000
Other	18,000	(2,300)
Increase (decrease) in:
Accounts payable	(68,780)	166,748
Accrued expense	(50,042)	25,161
Deferred income	(825,300)	(149,987)
Loan payable related party	(85,000)	50,000
Net cash provided (used in) operating activities	506,993	651,077

Cash flows from investing activities:
Additions to property and equipment	-	(22,185)
Additions of capitalized software	(28,194)	(183,985)
Additions to film library	-	(1,688,196)
Net cash provided by (used in) investing activities	(28,194)	(1,894,366)

Cash flows from financing activities:
Proceeds from exercise of stock options	-	3,800
Proceeds from notes payable	-	1,250,000
Payment on note payable	(63,318)	(4,127)
Line of credit	(451,079)	-
Net cash provided by (used in) financing activities	(514,397)	1,249,673

Net increase (decrease) in cash	(35,598)	6,384

Cash at beginning of year	54,304	24,694

Cash at end of year	$18,706	$31,078

Supplementary Information:
Cash paid for interest	$-	$7,899
Cash paid for income taxes	$-	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CST ENTERTAINMENT, INC.
Notes to Consolidated Financial Statements (Unaudited)
For The Three and Six Months Ended December 31, 1996 and 1995

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
To the best of Company's management knowledge, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the Company's financial position at December 31, 1996, the results of operations for the quarter ended December 31, 1996 and 1995 and the cash flows for the quarter ended December 31, 1996 and 1995. Although management of the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the years ended June 30, 1996 and December 31, 2007.

The results of operations for the quarter ended December 31, 1996 are not necessarily indicative of the results of operations to be expected for the full year ending June 30, 1997.

Summary of Significant Accounting Principles

Work-in-process
Work-in-process is stated at the lower of cost or market, not to exceed net realizable value. Work-in process includes internally generated costs of production and colorization, along with relevant external costs.

Property and Equipment and Depreciation
Property and equipment relating to the Company's digital coloring system, including capitalized software and other equipment, is carried at cost and is depreciated by the straight-line method over the estimated useful life of three years. Leasehold improvements and video equipment are being depreciated by the straight-line method over the estimated useful life of five years.

Patent
Costs incurred in acquiring the patent are being amortized on a straight-line basis over the remaining life of the patent.

Film Library
The Company's film library is carried at the lower of cost or estimated net realizable value. The film library costs primarily include the cost to acquire the film and internally generated costs of production and colorization.

Revenue Recognition
Revenues are recognized when color converted projects are completed and shipped. Deferred income arises as a result of prepayments on contracts in progress. Revenues and related expenses from television and video licensing agreements are generally recognized on the date the film is available for broadcasting by the licensee. Revenues from royalties are recognized upon receipt.

Net Loss Per Share
Net loss per share is based on the weighted average number of shares of common stock outstanding during each year, exclusive of common share equivalents which, for the years presented, would be anti-dilutive.

CST ENTERTAINMENT, INC.
Notes to Consolidated Financial Statements (Unaudited)
For The Three and Six Months Ended December 31, 1996 and 1995

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Estimates
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

Fair Value of Notes Payable and Long-Term Debt
The fair value of the Company's notes payable and long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Accordingly, the current value is the same as the carrying value.

NOTE B - GOING CONCERN UNCERTAINTY

The Company has consistently incurred substantial losses exclusive of extraordinary items. The Company has restructured substantial amounts of its debt which relieved considerable amounts of its debt service requirement; reduced overhead significantly; raised working capital; and converted its video/analog colorizing system into a state-of-the-art digital system. At December 31, 1996, the Company had stockholders' deficit of $263,491 and a negative working capital of $1,929,916. It has experienced significant negative cash flow from operations for two of the past three years. The Company has also been slow and is delinquent in paying its accounts payable and other obligations. Accordingly, there is substantial doubt as to its ability to continue as a growing concern.

NOTE C - INTERACTIVE TECH, INC.

In October, 1996, the Company settled its lawsuit with Interactive Tech, Inc. ("Interactive Tech"), the Company involved with CST in the European joint venture. Under the settlement, CST will issue Interactive Tech 400,000 shares of common stock, in exchange for which Interactive Tech will forego all rights related to the joint venture with CST.

NOTE D - AMERICAN STOCK EXCHANGE

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

NOTE E - SUBSEQUENT EVENT

On July 11, 2007, Legacy Systems, Inc. signed a definitive agreement to be merged into CST Entertainment, Inc, (CST). The CST stockholders acquired all of the issued and outstanding common stock of Legacy Systems, Inc. The transaction was accounted for as a capital transaction and recapitalization by the accounting acquirer and as a re-organization by the accounting acquiree wherein CST Entertainment, Inc. is the acquiree and, Legacy Systems, Inc. is the acquirer. CST Entertainment, Inc. changed its name to Legacy Holdings at the date of merger July 11, 2007. Furthermore, to conform with the fiscal year of its acquirer, Legacy Systems, Inc. the Company changed its fiscal year end from June 30th to December 31st effective December 31, 2005.

Legacy Holdings, Inc, (formerly CST Entertainment, Inc.) is filing Forms 10QSB and 10KSB for all interim and annual periods beginning with the quarter ended December 31, 1996 through December 31, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

Coloring revenue for the quarter ended December 31, 1996 was $361,300 compared to $613,320 during the same quarter of 1995 representing a decrease of $252,020 or 41%. Coloring revenue for the six months ended December 31, 1996 was $1,293,050 compared to $1,292,100 during the same period in 1995 representing an increase of $950 or 0.1%. In the first quarter ended September, 1996, the Company delivered two significant colorized projects. The Company also delivered numerous color FX projects. However, during the second quarter ended December, 1996, the Company experienced a significant fall-off in sales as anticipated sales never materialized.

License royalty income for the quarter ended December 31, 1996 was $0 compared to $1,485,066 during the same quarter of 1995 representing a decrease of $1,485,066 or 100%. License royalty income for the six months ended December 31, 1996 was $175,000 compared to $1,885,066 during the same period in 1995 representing a decrease of $1,710,066 or 91%. The decrease in Licensing/royalty income in 1996 is due primarily to the results of the Featurizations division. The Company did not complete any projects for its Featurizations division during the three or six months ended December 31, 1996. However, the Company did sell certain rights in a previously produced project during the six months ended December 31, 1995. In August 1996, the Company entered in to an agreement with Allied Communications, Inc. whereby the Company sold certain rights in its Wyatt Earp - Return to Tombstone project. In exchange, the Company received $175,000.

The increase in library sales income is due to the sale of all rights to the MGM films previously produced. In September 1996, the Company entered into an agreement with MGM/UA whereby the Company sold its rights in the first four films produced under its minimum seven picture agreement. In exchange, the Company received $500,000. There was no such sale for the three or six months ended December 31, 1995.

Operating expenses for the quarter ended December 31, 1996 was $451,543 compared to $2,077,739 during the same quarter of 1995 representing a decrease of $1,626,196 or 78%. Operating expenses for the six months ended December 31, 1996 was $2,758,836 compared to $3,646,296 during the same quarter of 1995 representing a decrease of $887,460 or 24%. Operating expenses for the three months ended December 31, 1996 were comprised primarily of depreciation and amortization ($300,278) and production ($151,266) costs. The decrease in operating expenses was due primarily to a significant decrease in operations as a result of management’s realization that the company cannot continue as a going concern. The six month decrease in operating expenses was primarily the result of significantly reduced second quarter operations offset by higher than normal operating expenses incurred during the first quarter ended September 30, 1996.

Liquidity and Capital Resources

The Company's working capital position as of December 31, 1996 was a negative $1,929,917 as compared to a positive $125,348 as of December 31, 1995. The Company has experienced significant reductions in working capital and the Company's independent certified public accountants included an explanatory paragraph in their last fiscal year-end report with respect to the Company's ability to continue as a going concern.

Following the date of this report on January 13, 1997, the Company filed for bankruptsy protection under chapter 7 and all Company assets and liabilities were put into the bankruptcy estate, a trustee was appointed and Company operations ceased.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and participation of our management, including the Company’s President and Chief Financial Officer (who is the principal accounting officer). No weaknesses were noted and both the President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the most recent fiscal quarter covered by this Form 10-QSB.

(b) Changes in internal controls

In accordance with Item 308 (c) of Regulation S-B, there were no changes in the Company’s internal control reporting in connection with the Company’s evaluation of its internal controls that occurred during the most recent fiscal quarter covered by this Form 10-QSB.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings. None.

Item 2.	Change in Securities. None.

Item 3.	Defaults Upon Senior Securities. None.

Item 4.	Submission of Matters to a Vote of Security Holders. None.

Item 5.	Other Information. None.

Item 6	Exhibits

Exhibit Number	Title of Document

31.1	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Rule 13a-14
32.1	Certification of Chief Executive Officer and Principle Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGACY HOLDINGS, INC. /S/ Robert Matthews Robert Matthews Chief Executive Officer and Principle Accounting Officer