Form 10QSB
period 1997-03-31
LEGACY HOLDING, INC.
filed 2008-08-22
CIK 771617

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For The Quarterly Period Ended March 31, 1997.

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

Yes ☐ No ☒

The Registrant has 27,278,340 shares of common stock, par value $0.15 per share, issued and outstanding as of March 31, 1997.

ITEM 1. FINANCIAL STATEMENTS

CST ENTERTAINMENT, INC.
BALANCE SHEETS (Unaudited)
As of March 31, 1997

ASSETS
Current assets:
Cash	$-
Accounts receivable, net	-
Work-in-process	-
Prepaid expense	-
Receivable from related parties	-
Total current assets	-

Property and equipment:
Color conversion equipment	-
Leasehold improvements and other equipment	-
Capitalized software	-
-
Less accumulated depreciation	-

Other assets:	-
Film library, net of amortization of $5,180,900	-
Other assets	-
Notes receivable from directors and officers	-
-
$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Related party loan	$-
Current portion of long term debt	-
Notes payable	-
Accounts payable	-
Accrued expenses	-
Total current liabilities	-

Non current portion of long term debt	-

Stockholders' Deficit:
Common stock, par value $0.15; 40,000,000 authorized; issued
and outstanding 27,278,340 at March 31, 1997	4,091,752
Additional paid in capital	56,115,740
Accumulated deficit	(60,207,492)
Total stockholders' deficit	-
Total liabilities and stockholders' deficit	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CST ENTERTAINMENT, INC.
STATEMENTS OF OPERATIONS (Unaudited)
For the Three and Nine Months Ended March 31, 1997 and 1996

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	1997	1996	1997	1996
Revenue:
Coloring income		$312,285	$1,293,050	$1,604,385
License royalty income	-	105,709	175,000	1,990,775
Library sales income	-	-	500,000	-
	-	417,994	1,968,050	3,595,160

Operating expenses:
Production	-	181,929	996,437	935,585
Cost of library rights sold	-	-	500,000	-
Research and development	-	22,593	5,694	85,406
Depreciation and amortization	-	150,340	302,523	413,093
Film library amortization	-	147,500	398,125	1,356,000
Film library write-down	-	649,740	-	649,740
Participation and licensing	-	-	-	440,000
General and administrative	-	511,294	510,657	1,381,709
Lawsuits and litigation	-	737,000	-	737,000
Interest expense	-	39,080	45,401	87,239
Total operating expenses	-	2,439,476	2,758,836	6,085,772

Discharge of debt in bankruptcy	3,216,724	-	2,768,800	-
Loss at termination of bankruptcy	(2,953,233)	-	(2,953,233)	-
Total bankruptcy	263,491		(184,433)

Net loss	$263,491	$(2,021,482)	$(975,219)	$(2,490,612)

Weighted average common shares outstanding
Basic and fully diluted	27,278,340	27,225,007	27,278,340	26,745,723

Net income (loss) per share common	$(0.01)	$(0.07)	$(0.04)	$(0.09)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CST ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
For the Three and Nine Months Ended March 31, 1997 and 1996

			Additional		Total
	Common Stock		Paid-In	Deficit	Stockholders'
	Shares	Amount	Capital	Accumulated	Equity
Balances, June 30, 1995	26,199,624	$3,929,944	$55,667,022	$(56,210,711)	$3,386,255

Common stock, restricted, issued as payment
for services rendered	274,450	41,168	123,558		164,726
Common stock issued in connection with
exercise of stock options	4,266	640	3,160		3,800
Common stock, restricted, issued in connection
with debt restructuring	500,000	75,000	175,000		250,000
Common stock, restricted, issued in connection
with animation rights repurchase	300,000	45,000	105,000		150,000
Warrants issued as payment for services rendered			24,000		24,000
Net loss				(3,469,486)	(3,469,486)
Balances, June 30, 1996	27,278,340	$4,091,752	$56,097,740	$(59,680,197)	$509,295

Warrants issued			18,000		18,000
Net loss				(527,295)	(527,295)
Balances, March 31, 1997	27,278,340	$4,091,752	$56,115,740	$(60,207,492)	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CST ENTERTAINMENT, INC.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Months Ended March 31, 1996 and 1995

	For the Nine Months Ended
	March 31,
	1997	1996
Cash flows from operating activities:
Net income (loss)	$(527,295)	$(2,490,612)
Adjustments to reconcile increase in net assets to net
cash provided by (used in) operating activities:
Bankruptcy, net	(282,197)	-
Depreciation and amortization	297,398	1,769,093
Non-cash revenue from commitments payable	-	(174,258)
Film library write-down	898,125	649,740
Non cash payment of expenses	-	183,006
Decrease (increase) in:
Accounts receivable	674,619	(243,054)
Work in process	428,391	486,520
Prepaid expenses	(14,632)	(46,766)
Receivable from related party	25,000	200,000
Other	18,000	(2,789)
Increase (decrease) in:
Accounts payable	(68,780)	260,931
Accrued expense	(50,042)	690,771
Deferred income	(825,300)	369,796
Loan payable related party	(85,000)	50,000
Net cash provided (used in) operating activities	488,287	1,702,378

Cash flows from investing activities:
Additions to property and equipment	-	(22,085)
Additions of capitalized software	(28,194)	(243,298)
Additions to film library	-	(2,878,967)
Net cash provided by (used in) investing activities	(28,194)	(3,144,350)

Cash flows from financing activities:
Proceeds from exercise of stock options	-	3,800
Proceeds from notes payable	-	1,250,000
Payment on note payable	(63,318)	(6,398)
Payment on term loan	-	(46,875)
Line of credit	(451,079)	204,914
Net cash provided by (used in) financing activities	(514,397)	1,405,441

Net increase (decrease) in cash	(54,304)	(36,531)

Cash at beginning of year	54,304	24,694

Cash at end of year	$-	$(11,837)

Supplementary Information:
Cash paid for interest	$-	$8,269
Cash paid for income taxes	$-	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CST ENTERTAINMENT, INC.
Notes to Consolidated Financial Statements (Unaudited)
For The Three and Nine Months Ended March 31, 1997 and 1996

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

To the best of Company's management knowledge, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the Company's financial position at March 31, 1997, the results of operations for the quarter ended March 31, 1997 and 1996 and the cash flows for the quarter ended March 31, 1997 and 1996. Although management of the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996, and December 31, 2007.

Summary of Significant Accounting Principles

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

NOTE B - BANKRUPTCY

On January 13, 1997 the Company filed a chapter 7 bankruptcy motion seeking protection from all creditors. As of January 13, 1997 all Company assets and liabilities were put into the bankruptcy estate, a trustee was appointed and Company operations ceased. On May 23, 2001 the bankruptcy terminated. Former management concluded that at December 31, 2005 all undischarged liabilities created as a result of operations in years prior to filing for bankurptcy had terminated due to the running of the statue of limitations. These financial statements, though for a period prior to December 31, 2005, reflect the termination of such liabilities from pre bankruptcy operations.

NOTE C - SUBSEQUENT EVENT

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

Coloring revenue for the quarter ended March 31, 1997 was $0 compared to $417,994 during the same quarter of 1996 representing a 100% decrease. Coloring revenue for the six months ended March 31, 1997 was $1,968,050 compared to $3,595,160 during the same period in 1996 representing a decrease of $1,627,110 or 45%. In the first quarter ended September, 1996, the Company delivered two significant colorized projects. The Company also delivered numerous color FX projects which contributed to revenue in fiscal 1997. However, during the second quarter ended December 31, 1996, the Company experienced a significant fall-off in sales as anticipated sales never materialized. There were no sales for the third quarter ended March 31, 1997 due to the company ceasing operations and filing for Chapter 7 bankruptcy protection which became effective on January 13, 1997

License royalty income for the quarter ended March 31, 1997 was $0 compared to $105,709 during the same quarter of 1996 representing a 100% decrease. License royalty income for the nine months ended March 31, 1997 was $175,000 compared to $1,990,775 during the same period in 1996 representing a decrease of $1,815,775 or 91%. The decrease in Licensing/royalty income is due primarily to the results of the Featurizations division. The Company did not complete any projects for its Featurizations division during the three or nine months ended March 31, 1997. However, the Company did sell certain rights in a previously produced project during the nine months ended March 31, 1996. In August 1996, the Company entered in to an agreement with Allied Communications, Inc. whereby the Company sold certain rights in its Wyatt Earp - Return to Tombstone project. In exchange, the Company received $175,000.

The increase in library sales income is due to the sale of all rights to the MGM films previously produced. In September 1996, the Company entered into an agreement with MGM/UA whereby the Company sold its rights in the first four films produced under its minimum seven picture agreement. In exchange, the Company received $500,000. There was no such sale for the three or nine months ended There was no such sale for the three or nine months ended March 31, 1996.

Operating expenses for the quarter ended March 31, 1997 was $0 compared to $2,758,836 during the same quarter of 1996 representing a 100% decrease. Operating expenses for the nine months ended March 31, 1997 was $2,758,836 compared to $6,085,772 during the same quarter of 1996 representing a decrease of $3,326,936 or 55%. The decrease in operating expenses was due primarily to a significant decrease in operations as a result of management’s realization that the company cannot continue as a going concern. The nine month decrease in operating expenses was primarily the result of significantly reduced second and third quarter operations offset by higher than normal operating expenses incurred during the first quarter of fiscal 1997 ended September 30, 1996.

As a result of the Company’s bankruptcy, the Company wrote-off all terminated assets and liabilities effectively eliminating the value of all assets and liabilities as of March 31, 1997. This resulted in a gain of $3,216,724 for the discharged debt and a loss of $2,953,233 for the write-down of all assets for a net gain due to the bankruptcy of $263,491 in addition to the operating loss of $790,786 for a total loss during the nine months ended March 31, 1997 of $527,295.

Liquidity and Capital Resources

As a result of filing for chapter 7 bankruptcy protection on January 13, 1997, the Company ceased operations and has written-off all terminated assets and liabilities.

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