Form 10KSB
period 1997-06-30
LEGACY HOLDING, INC.
filed 2008-08-22
CIK 771617

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended June 30, 1997 or
☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from _________ to _________.

Commission File No. 0-14613

LEGACY HOLDINGS, INC. FKA CST ENTERTAINMENT, INC.
(FORMERLY CST ENTERTAINMENT IMAGING, INC.)
(Exact name of registrant as specified in its charter)

Delaware	13-2614435
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

4160 TECHNOLOGY DRIVE, SUITE B
FREMONT, CA 94538
(510) 651-2312
(Address, Including Zip Code, Of Registrant's executive offices)

Registrant’s telephone number, including area code:
(510) 651-2312

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
Common Stock, par value $.15 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The Registrant’s revenues for the year ended June 30, 1997 were $1,968,050.

The aggregate market value of the voting common stock held by non-affiliates is $0 since the Company has been delisted by the American Stock Exchange and entered into chapter 7 bankruptcy.

The number of shares of the Registrant's common stock outstanding on June 30, 1997 was 27,278,340.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

ITEM 1. BUSINESS

General

This is a delinquent Report filed for Legacy Holdings, Inc. (formerly CST Entertainment, Inc), in connection with the filing of all delinquent Reports required under the Securities Exchange Act of 1934, in order to bring the Company current in the filling of all delinquent reports. Reference is hereby made to the Company’s Annual Report on Form 10K for its fiscal year ending December 31,2007, filed in August of 2008, and its two Quarterly Reports filed for its first and second quarters of 2008, in August of 2008, which contain current information for the Company, and which are hereby incorporated by reference.

CST Entertainment, Inc., (the "Company" or "CST") was originally incorporated in Delaware in 1983 and was a pioneer in the electronic conversion of black-and-white videotape to color. For the past four years the Company had been restructuring its debt and cutting expenses. In recent years, the Company restructured or paid off significant portions of its debt, reduced overhead, raised working capital and upgraded its original analog color conversion system to a state-of-the-art digital system. In 1994, the Company engaged a new president and divided itself into four divisions: CST Coloring ("Coloring") - colorizing old black-and-white productions; CST Color F/X ("Color F/X") - coloring new black-and-white productions; CST Featurizations ("Featurizations") - unique blend of new and/or old color and black-and-white productions; and CST Computoons ("Computoons") - the Company's animation ink, paint and composite and software division. The Company was engaged in two principal business segments: conversion of black-and-white videotape to color and film licensing/royalty income.

The Company began color conversion operations in 1983. In October 1986, the Company entered into the film distribution business, when it purchased a film library for approximately $11.5 million. Anticipated revenues from the library were never realized and the Company defaulted on a note which was collateralized by the film library. In September 1989, the note-holder purchased the library and related assets for $3.75 million in a foreclosure sale. The Company at this time was working on restructuring itself and was able to maintain operations and cash flows only because of the concessions and cooperation of its creditors and customers. In May 1990, the Company's backlog of business was depleted and the Company was forced to lay-off virtually all of its employees. In November 1990, Chairman of the Board, Gerald Shefsky relocated from Canada to devote his full attention as Chief Executive Officer. During Mr. Shefsky's tenure, the Company raised $14 million of working capital, replaced its analog coloring system with a superior digital system and consummated agreements to restructure $26.3 million of debt into $7.5 million with $11.1 million converted into equity and $7.7 million relieved through debt forgiveness. Such accomplishments helped in transforming stockholders' equity from deficit of $17.2 million in June 1989 to a positive $0.5 million in June 1996. In February 1995, Mr. Shefsky relocated back to Canada in conjunction with his relinquishment as CEO. In July 1996, Mr. Shefsky resigned his position with the Company.

The Company completed its restructuring during fiscal 1994 and attempted to expand and diversify its business base by securing production work and generating products for its own library. To accomplish these goals, in 1994 the Company engaged a new president and divided itself into four divisions. The Company's new President and Chief Operating Officer, Jonathan D. (Jody) Shapiro became Chief Executive Officer in December 1994. In 1996, Mr. Shapiro continued his efforts to expand and diversify CST's business base. Unfortunately, the Company was not able to secure enough sales and effectively ceased operations during the second quarter of fiscal 1997.

The Company's primary line of business was the electronic conversion of black-and-white videotape into color.

The Company's second line of business was the licensing and distribution of its film library. The Company also retained a participatory interest in color converted material owned by other entities. Revenues generated by products produced in the Company's Featurizations and Computoons divisions would generally be reflected under this segment as well as revenues generated from the sale of colorized public domain movies. The Company reflects revenues from this segment as licensing/royalty income.

On January 13, 1997 the Company filed a chapter 7 bankruptcy motion seeking protection from all creditors. As of January 13, 1997 all Company assets and liabilities were put into the bankruptcy estate, a trustee was appointed and Company operations formally ceased. On May 23, 2001 the bankruptcy terminated. Former Management concluded that as of December 31, 2005, all undischarged liabilities from operations of the Company prior to the bankruptcy had terminated as a result of the running of the statue limitations. We have reflected the termination of the bankruptcy as of the third quarter ended March 31, 1997 and the subsequent termination of liabilities as a result of the running of the statute of limitations, by showing as written off in the attachéd financial statements, all terminated assets and liabilities.

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

Legacy Holdings, Inc. is filing all deliquent Forms 10QSB and 10KSB for all interim and annual periods beginning with the quarter ended December 31, 1996 through December 31, 2005.

Description of Business

Principal Products: The Company's principal product was the electronic conversion of black-and-white videotape into color. The principal customers of the Company were U.S. and international owners of black-and-white product, usually movie and television studios, for the Coloring and Featurizations divisions. The principal customers for the Color F/X division were advertising agencies, music video production companies and producers of new television programs. The color converted product was normally distributed through television and cable stations and also through home video. The Company had no business or operations during the period covered by this report. .

Employees - As of June 30, 1997, the Company had no active employees.

ITEM 2. PROPERTIES

The Company's operations, including all production, engineering and executive offices, were located in an 18,024 square foot facility located at 5901 Green Valley Circle, Suite 400, Culver City, California 90230. The Company leased this facility.

ITEM 3. LEGAL PROCEEDINGS

The Company was a party to various other legal proceedings, all of which were considered routine and incidental to the business of the Company and are not material to its financial condition and operations except as described below. The Company is not a party to any litigation which is expected to have a material adverse effect upon the Company's financial condition or results of operations except as described below.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's stock was listed on the American Stock Exchange under the symbol CLR. The following table sets forth the high and low sale prices reported on the American Stock Exchange for the period from July 1995 through June 1996. No other stock price information was able to be obtained as of the date of this report due to the Company being delisted. Trading in CST's common stock was halted by the AMEX on October 16, 1996.

Fiscal 1996	High	Low
First Quarter	$1.13	$0.69
Second Quarter	$0.94	$0.44
Third Quarter	$0.94	$0.50
Fourth Quarter	$0.56	$3.80

Fiscal 1997
Unavailable

On September 25, 1996, the last sale price for the Common Stock, as reported on the American Stock Exchange, was $0.25 per share. As of September 25, 1996, there were 687 holders of record of shares of the Common Stock.

The Company has never paid any cash dividends on its Common Stock and anticipates that for the foreseeable future all earnings, if any, will be retained for use in its business.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report may contain certain financial information and statements regarding our operations and financial prospects of a forward-looking nature. Although these statements accurately reflect management's current understanding and beliefs, we caution you that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to be made in this prospectus. For this purpose, any statements contained in this prospectus which are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as, "may", "intend", "expect", "believe", "anticipate", "could", "estimate", "plan" or "continue" or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. There can be no assurance of any kind that such forward-looking information and statements will be reflective in any way of our actual future operations and/or financial results, and any of such information and statements should not be relied upon either in whole or in part in connection with any decision to invest in the shares.

The following discussion should be read in conjunction with our Financial Statements and the notes thereto and the other information included in this and prior Annual Reports on Form 10-KSB.

Overview

The Company's principal product was the electronic conversion of black-and-white videotape into color. The Company's second line of business was the licensing and distribution of its film library. The principal customers of the Company were U.S. and international owners of black-and-white product, usually movie and television studios and advertising agencies, music video production companies and producers of new television programs. The color converted product was normally distributed through television and cable stations and also through home video. The Company has suffered technical, production and economic setbacks in the past. The Company operated at a loss for 1997 (see Statements of Operations for net loss for the years ended June 30, 1997 and 1996).

On January 13, 1997 the Company filed a chapter 7 bankruptcy motion seeking protection from all creditors. As of January 13, 1997 all Company assets and liabilities were put into the bankruptcy estate, a trustee was appointed and Company operations formally ceased. On May 23, 2001 the bankruptcy terminated. At December 31, 2005 it was determined that all liabilities put into the bankruptcy trust had terminated due to a statue limitation. We have reflected the termination of the bankruptcy as of the third quarter ended March 31, 1997 when the chapter seven bankruptcy was established by writing-off all terminated assets and liabilities.

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

Results of Operations

Twelve Months Ended June 30, 1997 and 1996 (See Item 7. Financial Statements below)

For the year ended June 30, 1997, the Company reported an operating loss of $0.8 million as compared to an operating loss of $3.5 million in fiscal 1996. The 1997 results are primarily the result of lower revenues due to most of fiscal 2007 having no operations with the exception of the first quarter as a result of the Company filing for chapter 7 bankruptcy protection. The 1996 results are primarily the result of lower coloring revenues of approximately $2.5 million and higher film amortization of nearly $1.6 million, along with an accrual for almost $.6 million relating to a lawsuit with Bank of America. In addition, the Company also wrote- down its film library in 1996 by almost $1.5 million based on lower than anticipated sales of its library products. In addition, the Company operated the colorization facility at less than optimum capacity during a portion of 1996.

Operating expenses for the year ended June 30, 1997 was $2,758,836 compared to $8,295,950 during 1996 representing a decrease of $5,537,114 or 67%. Operating expenses for the year ended June 30, 1997 were comprised primarily of production costs and general and administrative costs of $996,437 and $510,657, respectively primarily related to the first quarter of fiscal 1997, cost of library rights sold of $500,000 and depreciation and amortization of $700,648. The decrease in operating expenses was due primarily to a significant decrease in operations as a result of management’s realization that the company cannot continue as a going concern.

As a result of the Company’s bankruptcy, the Company wrote-off all terminated assets and liabilities effectively eliminating the value of all assets and liabilities as of June 30, 1997. This resulted in a gain of $3,216,724 for the discharged debt and a loss of $2,953,233 for the write-down of all assets for a net gain due to the bankruptcy of $263,491 in addition to the operating loss of $790,786 for a total loss during fiscal 1997 of $527,295.

Liquidity and Capital Resources

As a result of filing for chapter 7 bankruptcy protection on January 13, 1997, the Company ceased operations and has written-off all terminated assets and liabilities. The Company does not currently have plans to seek to increase operations or search for capital in order to pursue current operations of future business.

Cash flows provided by operating activities decreased by $1,312,041 from $1,800,328 during fiscal 1996 to $488,287 during fiscal 1997 due to decreased activity by the Company during fiscal year ended June 30, 1997.

Cash flows used by investing activities increased $3,639,980 from a deficit of $3,668,174 during fiscal 1996 to a deficit of $28,194 during fiscal 1997, due mainly to substantially lower expenditures for its film library by $3,414,972 and capitalized software by $268,801.

Cash flows from financing activities decreased by $2,411,853 from $1,897,456 during fiscal 1996 to a deficit of $514,397 during fiscal 1997 due mainly to the Company not borrowing funds from their line of credit and term loan during fiscal 1997.

Effective July 1, 1993, the Company adopted Statement of Financial Standards ("SFAS") No. 109, Accounting for Income Taxes. Implementation of SFAS No. 109 did not have a significant impact on the Company's results of operations or financial position. As of June 30, 1997, the Company has significant amounts of net operating loss carry-forwards and other tax credits which result in deferred tax assets; however, a valuation reserve is recognized for the full amount due to the uncertainty regarding the recoverability of the deferred tax assets.

Off-Balance Sheet Arrangements

At June 30, 1997 we had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

Inflation

Management believes that inflation has not had a significant impact on the Company's costs and prices during the past three years.

ITEM 7. FINANCIAL STATEMENTS

CST ENTERTAINMENT, INC.
BALANCE SHEETS
As of June 30, 1997 (Unaudited) and 2006 (Audited)

	As of June 30,
ASSETS	1997	1996
Current assets:
Cash	$-	$54,304
Accounts receivable, net	-	896,049
Work-in-process	-	769,299
Prepaid expense	-	98,257
Receivable from related parties	-	15,000
Total current assets	-	1,832,909

Property and equipment:
Color conversion equipment	-	3,896,789
Leasehold improvements and other equipment	-	1,615,020
Capitalized software	-	1,432,377
Total property and equipment	-	6,944,186
Less accumulated depreciation		5,792,607
Net property and equipment	-	1,151,579
Other assets:
Film library, net	-	2,143,417
Other assets	-	16,633
Notes receivable from directors and officers	-	125,000
	-	2,285,050
	$-	$5,269,538

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Line of credit	$-	$507,826
Current portion of long term debt	-	250,200
Notes payable	-	735,652
Accounts payable	-	488,635
Accrued expenses	-	1,227,205
Deferred income	-	825,300
Loans payable to related party	-	85,000
Total current liabilities	-	4,119,818

Non current portion of long term debt	-	640,425

Stockholders' Deficit:
Common stock, par value $0.15; 40,000,000 authorized; issued
and outstanding 27,278,340 at June 30, 1997 and 1996	4,091,752	4,091,752
Additional paid in capital	56,115,740	56,097,740
Accumulated deficit	(60,207,492)	(59,680,197)
Total stockholders' deficit	-	509,295
Total liabilities and stockholders' deficit	$-	$5,269,538

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CST ENTERTAINMENT, INC.
STATEMENTS OF OPERATIONS
For the Years Ended June 30, 1997 (Unaudited) and 1996 (Audited)

	Years Ended June 30,
	1997	1996
Revenue:
Coloring income	$1,293,050	$2,326,931
License royalty income	175,000	2,499,533
Library sales income	500,000	-
	1,968,050	4,826,464

Operating expenses:
Production	996,437	1,116,913
Cost of library rights sold	500,000	-
Research and development	5,694	95,489
Depreciation and amortization	302,523	553,364
Film library amortization	398,125	1,828,500
Film library write-down	-	1,487,697
Participation and licensing	-	440,000
General and administrative	510,657	1,905,004
Lawsuits and litigation	-	737,000
Interest expense	45,401	131,983
Total operating expenses	2,758,836	8,295,950
Loss from operations	(790,786)	(3,469,486)
Discharge of debt in bankruptcy	3,216,724	-
Loss at termination of bankruptcy	(2,953,233)	-
Total bankruptcy	263,491	-

Net loss	$(527,295)	$(3,469,486)

Weighted average common shares outstanding
Basic and fully diluted	27,278,340	26,878,877

Net income (loss) per share common	$(0.04)	$(0.13)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CST ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Years Ended June 30, 1997 (Unaudited) and 1996 (Audited)

			Additional		Total
	Common Stock		Paid-In	Deficit	Stockholders'
	Shares	Amount	Capital	Accumulated	Equity
Balances, June 30, 1995	26,199,624	$3,929,944	$55,667,022	$(56,210,711)	$3,386,255

Common stock, restricted, issued as payment
for services rendered	274,450	41,168	123,558		164,726
Common stock issued in connection with
exercise of stock options	4,266	640	3,160		3,800
Common stock, restricted, issued in connection
with debt restructuring	500,000	75,000	175,000		250,000
Common stock, restricted, issued in connection
with animation rights repurchase	300,000	45,000	105,000		150,000
Warrants issued as payment for services rendered			24,000		24,000
Net loss				(3,469,486)	(3,469,486)
Balances, June 30, 1996	27,278,340	$4,091,752	$56,097,740	$(59,680,197)	$509,295

Warrants issued			18,000		18,000
Net loss				(527,295)	(527,295)
Balances, June 30, 1997	27,278,340	$4,091,752	$56,115,740	$(60,207,492)	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CST ENTERTAINMENT, INC.
STATEMENTS OF CASH FLOWS
For the Years Ended June 30, 1997 (Unaudited) and 1996 (Audited)

	Years Ended June 30,
	1997	1996
Cash flows from operating activities:
Net income (loss)	$(527,295)	$(3,469,486)
Adjustments to reconcile increase in net assets to net
cash provided by (used in) operating activities:
Bankruptcy, net	282,197	-
Depreciation and amortization	297,398	2,381,864
Non-cash revenue from commitments payable	-	(174,258)
Film library write-down	898,125	1,487,697
Non cash payment of expenses	-	240,617
Decrease (increase) in:
Accounts receivable	674,619	(527,181)
Work in process	428,391	392,569
Prepaid expenses	(14,632)	(76,831)
Receivable from related party	25,000	200,000
Other	18,000	(486)
Accounts receivable - long-term	-	137,559
Increase (decrease) in:
Accounts payable	(68,780)	186,698
Accrued expenses	(50,042)	689,353
Deferred income	(825,300)	332,213
Loan payable related party	(85,000)	-
Net cash provided (used in) operating activities	488,287	1,800,328

Cash flows from investing activities:
Write-off of fixed assets net of depreciation
Write-off of film library net of amortization
Payments of notes receivable to officers	-	67,263
Additions to property and equipment	-	(23,470)
Additions of capitalized software	(28,194)	(296,995)
Additions to film library	-	(3,414,972)
Net cash provided by (used in) investing activities	(28,194)	(3,668,174)

Cash flows from financing activities:
Proceeds from exercise of stock options	-	3,800
Proceeds from notes payable	-	500,000
Payment on note payable	(63,318)	(6,678)
Additions to term loan	-	1,000,000
Payments on term loan	-	(109,375)
Line of credit	(451,079)	2,040,633
Pay-down on line of credit	-	(1,615,924)
Loans payable to related party	-	85,000
Net cash provided by (used in) financing activities	(514,397)	1,897,456

Net increase (decrease) in cash	(54,304)	29,610

Cash at beginning of year	54,304	24,694

Cash at end of year	$-	$54,304

Supplementary Information:
Cash paid for interest	$-	$7,807
Cash paid for income taxes	$-	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

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

Year ended June 30, 1997

The Company liquidated $18,000 of accounts payable by issuing 61,715 warrants to purchase the Company's common stock.

The Company paid $36,145 of interest expense on its line of credit and term loan by adding such amounts to its available line of credit balance. The Company also paid $62,550 of principal payments on its term loan by adding such amounts to its available line of credit balance.

CST ENTERTAINMENT, INC.
Notes to Consolidated Financial Statements
For The Years Ended June 30, 1997 (Unaudited) and 1996 (Audited)

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

CST Entertainment, Inc., (the "Company" or "CST") was originally incorporated in Delaware and began color conversion operations in 1983. In October 1986, the Company entered into the film distribution business, when it purchased a film library for approximately $11.5 million. Anticipated revenues from the library were never realized and the Company defaulted on a note which was collateralized by the film library. In September 1989, the note-holder purchased the library and related assets for $3.75 million in a foreclosure sale.

The Company completed a restructuring during fiscal 1994 and divided itself into four divisions, CST Coloring, CST Color F/X, CST Featurizations and CST Computoons.

On January 13, 1997 the Company filed a chapter 7 bankruptcy motion seeking protection from all creditors. As of January 13, 1997 all Company assets and liabilities were put into the bankruptcy estate, a trustee was appointed and Company operations formally ceased. On May 23, 2001 the bankruptcy terminated. At December 31, 2005 it was determined that all liabilities put into the bankruptcy trust had terminated due to a statue limitation. We have reflected the termination of the bankruptcy as of the third quarter ended March 31, 1997 when the chapter seven bankruptcy was established by writing-off all terminated assets and liabilities.

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

CST ENTERTAINMENT, INC.
Notes to Consolidated Financial Statements
For The Years Ended June 30, 1997 (Unaudited) and 1996 (Audited)

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE B - PATENT INFRINGEMENT LAWSUIT

On January 25, 1996, the Company announced that it has filed a lawsuit against Silicon Graphics, Inc., Eastman Kodak Co. and LucasFilm Ltd. That alleges infringement of CST's patented technology entitled Priority Masking Techniques for Video Special Effects. The patent was issued to CST by the U.S. Patent & Trademark Office as U.S. Patent No. 4,642,676 on February 10, 1987.

The lawsuit, filed in the U.S. District Court for the Northern District of California, alleges that each of the defendants has been making, using and/or selling devices that embody CST's proprietary technology and otherwise inducing others to infringe its technology. CST was seeking an injunction to halt further infringement, an accounting of damages and the payment of attorney fees. However, given that the Company has filed for bankruptcy protection under chapter 7, we do not anticipate pursuing this lawsuit.

NOTE C - ACCOUNTS RECEIVABLE

Included in accounts receivable at June 30, 1996 is an allowance for doubtful accounts for $19,100.

CST ENTERTAINMENT, INC.
Notes to Consolidated Financial Statements
For The Years Ended June 30, 1997 (Unaudited) and 1996 (Audited)

NOTE D - DEBT

Notes payable consist of the following as of June 30, 1996:
1996
Term loan bearing interest at 1.5%, due November 1999	890,625
Note payable, bearing interest at 12.5%, due December 31, 1996	250,000
Note bearing interest at between 9.75% and 12%, monthly interest inly payments through December 1993 when principle was due	350,517
Notes payable, trade, bearing interest at rates between 0% and 10.6% per annum	125,373
Future interest payments	9,762
Total	1,626,277
Less: current portion	985,852
640,425

In July 1995, the Company obtained short-term financing by entering into a $500,000 note payable. The note bears interest at 12.50% and the principal and accrued interest were due November 1, 1995. The note is convertible at the option of the creditor into shares of the Company's common stock. The Company also issued 750,000 warrants to the creditor, exercisable at $0.65 per share. The exercise price was reduced to $0.50 per share as the note payable was not repaid in full by November 1, 1995. In November 1995, $250,000 of the note was converted into 500,000 shares of the Company's common stock. The maturity date of the remaining $250,000 note and applicable accrued interest was extended first to February 1, 1996 and subsequently to December 31, 1996. The note is secured by certain fixed assets of the Company. All debt was ultimately discharged under the Company’s Chapter 7 bankruptcy filed on January 13, 1997. Thus, no debt is recognized as of June 30, 1997.

NOTE E - ACCRUED EXPENSES

Accrued expenses consist of the following AS OF June 30, 1997:

1996
Accrued interest	92,967
Accrued legal	128,890
Accrued taxes	46,599
Accrued payroll and payroll taxes	105,360
Accrued employee benefits	86,030
Accrued lawsuit and litigation expenses	637,000
Other accrued expenses	130,359
1,227,205

Included above under accrued lawsuit are costs related primarily to the Bank of America lawsuit. This amount includes approximately $487,000 for the judgment, along with additional plaintiff and defense attorney costs. The accrual above also includes $70,000 to one law firm related to the Patent Infringement Lawsuit along with other minor legal expenses related to the case.

CST ENTERTAINMENT, INC.
Notes to Consolidated Financial Statements
For The Years Ended June 30, 1997 (Unaudited) and 1996 (Audited)

NOTE F - LEASES

The Company leased its operating facility. In April 1994, the Company amended its lease to include additional space commencing October 1, 1994. The termination date of the amended lease was September 30, 1999 with an option to extend the lease 1-5 years thereafter. Rent expense was $0 and $238,604 for the years ended June 30, 1997 and 1996. Obligations under the facility lease were $243,936 for the year ending June 30, 1997 and $487,872 for the years ending June 30, 1998 and 1999. The total obligation for the three years ending June 30, 1999 is $731,808.

NOTE G - RELATED PARTY TRANSACTIONS

Also included in receivables from related parties is a note receivable from an officer that consists of a remaining $15,000 balance on a $50,000 note, with interest at 4%. Principal and interest was due April 30, 1994.

Long-term notes receivables from officers consist of loans to two officers for $125,000 at June 30, 1996. These loans carry an interest rate of 5.3% and are due the earlier of: the due dates, ranging from December 14, 1996 through June 30, 1997; the date each respective officer exercises warrants or stock options; or six months after the officer is no longer employed by the Company. One loan for $100,000 is also secured by a second trust deed on an officer's residence. In August 1996, one officer's loan for $25,000 was offset against certain expenses due to the officer in conjunction with his resignation with the Company.

In July 1995, Mr. Jonathan D. (Jody) Shapiro issued a short-term loan to the Company for $100,000 at an interest rate of 10.25%. Principal and interest were due upon demand, subject to certain terms and conditions. The loan was secured by certain fixed assets of the Company. In November 1995, the Company repaid the principal and accrued interest due to Mr. Shapiro. In December 1995, Mr. Shapiro again loaned the Company $50,000 under similar terms and conditions of the first loan noted above. In addition, in April 1996, $35,000 of Company-related expenses paid by Mr. Shapiro was converted to a note payable under similar terms and conditions of the above notes. All amounts due Mr. Shapiro were repaid in September, 1996.

NOTE H - LONG TERM DEBT

In December 1991, the Company restructured $325,018 of capital lease obligations and $25,459 of accrued interest into a long-term note of $350,517. The terms of the note are: interest at between 9.75% and 12%; 24 monthly interest only payments commencing January 1992; and due date of December 1993. The note was transferred to current notes payable in 1993. Such note is collateralized by 103,587 shares of the Company's restricted common stock. In December 1993, the note became due; however, an integral part of the pay down of the note was to have come from proceeds obtained in the sale of the Company's collateralized common stock and the sale of certain collateralized equipment.

In November 1995, the Company obtained a line of credit and term loan with Coast Business Credit. The line of credit was for $750,000 and based on valid trade receivables. The term loan portion was also for $750,000, and due three years from loan inception. The interest rate on the line of credit and term loan is prime plus 3% and 3.5%, respectively. There were minimum monthly loan repayments and interest repayments for the loan and line of credit regardless of outstanding balances. In April 1996, the debt facilities were restructured whereby the term loan portion was increased to $1,000,000. Accordingly, the line of credit portion was reduced to $500,000.

CST ENTERTAINMENT, INC.
Notes to Consolidated Financial Statements
For The Years Ended June 30, 1997 (Unaudited) and 1996 (Audited)

NOTE I - BENEFIT PLAN

In October 1994, the Company instituted a 401(K) Plan (the "Plan") covering substantially all eligible employees. Employees were eligible to participate in the Plan after completing six months or 1,000 hours of service. Employees may contribute up to a maximum of 15% annually, subject to certain discrimination testing requirements. The Company is not obligated to contribute to the Plan, and did not make any contributions in the fiscal years ended June 30, 1996 or 1997.

NOTE J - STOCK PLACEMENTS

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

NOTE K - STOCK OPTIONS AND WARRANTS

The Company maintained three stock option plans which reserve up to 5,893,000 shares of common stock for issuance to officers and employees of the Company. The exercise price of all stock options granted under the plans must be at least equal to the fair market value of shares of common stock on the date of grant. The maximum term of each option is ten years. The options become exercisable at such time and in such amounts as the Board of Director's Remuneration Committee directs.

No activity occurred during 1997 due to the Company’s bankruptcy. A combined summary of transaction in stock option plans for the year ended June 30, 1996, is as follows:

	No. of Shares	Exercise Price
Outstanding June 30, 1995	2,219,465	$0.59 - $3.25
Granted	821,400	0.44 - 0.81
Exercised	(4,266)	0.89
Canceled	(252,899)	0.81 - 3.25
Outstanding June 30, 1996	2,783,700	$0.44 - $3.25

The options to purchase the 2,783,700 shares of the Company's stock are exercisable on varying dates through December 2004. The options expire ten years from the date of grant or 30 and 90 days after the date of termination of the employee. Should all of the options granted be exercised prior to expiration or cancellation, the proceeds to the Company would be $4,118,968.

CST ENTERTAINMENT, INC.
Notes to Consolidated Financial Statements
For The Years Ended June 30, 1997 (Unaudited) and 1996 (Audited)

A summary of shares of common stock issuable under warrants for the year ended June 30, 1996, is as follows:

	No. of Shares	Exercise Price
Outstanding June 30, 1995	2,108,300	$0.94 - $3.00
Granted	1,752,600	0.44 - 2.00
Canceled	(540,700)	1.75 - 2.38
Outstanding June 30, 1996	3,320,200	$0.44 - $6.00

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

NOTE L - EXTRAORDINARY ITEM - FORGIVENESS AND CONVERSIONS OF DEBT

The Company entered into restructuring agreements whereby creditors converted debt into equity and forgiveness. A schedule of forgiveness of debt for the period ended June 30, 1996 follows:

	Year Ended June 30, 1996
	Beginning Old Debt	Debt Converted to Equity	Forgiveness of Debt	Ending New Debt
Accounts payable	$31,226	$31,226	$-	$-
Notes payable	250,000	250,000	-	-
	$281,226	$281,226	$-	$-

NOTE M - INCOME TAXES

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

As of June 30, 1996, the Company has available net operating loss carry-forwards of approximately $56,500,000 for federal tax purposes. These net operating loss carry-forwards expire from 1996 through 2008. For state income tax purposes the Company has available net operating losses of approximately $18,700,000 which expire from 2003 through 2020. Under federal tax laws, certain significant changes in ownership of the Company may operate to restrict future utilization of these carry-forwards. The operating loss and tax credit carry-forwards result in deferred tax assets of approximately $19,000,000 (subject to limitations). Since the Company is in Chapter 7 bankruptcy it is not likely that the Company will be able to realize the deferred tax assets. Accordingly, a valuation reserve has been established for the full amount.

CST ENTERTAINMENT, INC.
Notes to Consolidated Financial Statements
For The Years Ended June 30, 1997 (Unaudited) and 1996 (Audited)

NOTE N - BANKRUPTCY

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

NOTE O - SUBSEQUENT EVENT

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

Legacy Holdings, Inc, (formerly CST Entertainment, Inc.). is filing Forms 10QSB and 10KSB for all interim and annual periods beginning with the quarter ended December 31, 1996 through December 31, 2005.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no reportable events of the type described in Item 304(a)(1)(iv) of Regulation S-B.

ITEM 8A.CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and participation of our management, including the Company’s President and Chief Financial Officer (who is the principal accounting officer). No weaknesses were noted and both the President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the most recent fiscal quarter covered by this Form 10-KSB.

(b) Changes in internal controls

In accordance with Item 308 (c) of Regulation S-B, there were no changes in the Company’s internal control reporting in connection with the Company’s evaluation of its internal controls that occurred during the most recent fiscal year covered by this Form 10-KSB.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND ALL CONTROL PERSONS

Identification of Executive Officers and Directors: The executive officers and directors of the Company are as follows:

Name	Age	Position with the Company
Jonathan D. (Jody) Shapiro	42	President, Chief Executive Officer and Director
Summer Long	74	Director (1)(2)
Michael J. Solomon	59	Director (2)
Stephen S. Strick	48	Senior Vice President, Corporate and Business Affairs and Secretary
Jack Norton	38	Vice President of Engineering and Development
Rob Word	50	Senior Vice President and President, CST Featurizations, Inc.

(1)	Member of the Company's Audit Committee.
(2)	Member of the Company's Stock Option/Remuneration Committee.

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

ROB WORD joined the Company in January 1994, as President of CST Featurizations, Inc. and Vice President and subsequently, Senior Vice President of the Company. Mr. Word's previous executive positions include, Senior Vice President, Creative Development at I.T.C.; Senior Vice President Marketing at Qintex Entertainment, Inc. and Senior Vice President, Production and Marketing at Hal Roach Studios: Director of Marketing at Orion Entertainment. He received an Emmy nomination as writer/producer of "An Ozzie and Harriet Christmas, "produced and wrote the pilots to "Paradise Beach" for New World Productions and "The Action Pack Network" for MCA. Other credits include: "The Laurel and Hardy Show," "T and T," A&E's "Biography," "The Adventures of William Tell" and "Outlaws of the Movies. Mr. Word is also the producer and one of the founding fathers of the annual Golden Boot Awards, which honors western film stars and benefits the Motion Picture and Television Fund.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth all cash compensation paid by the Company for services rendered during the year ended June 30, 1997, 1996, and 1995, to the (i) Chief Executive Officer and (ii) the three most highly compensated executive officers of the Company.

SUMMARY COMPENSATION TABLE
					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Jonathan D. Shapiro, Pres., CEO & Director	1997	--	--	--	--	--	--	--
	1996	275,000	--	--	--	300,000	--	6,000
	1995	270,000	--	--	--	300,000	--	6,000
Stanton Rutledge, Former Exec. VP	1997	--	--	--	--	--	--	--
	1996	165,000	--	--	--	50,000	--	6,000
	1995	165,000	--	--	--	50,000	--	6,400
Rob Word, Sr. VP	1997	--	--	--	--	--	--	--
	1996	150,000	--	--	--	50,000	--	6,000
	1995	150,000	--	--	--	75,000	--	6,000
Stephen Strick, Sr. VP	1997	--	--	--	--	--	--	--
	1996	151,000	--	--	--	80,000	--	6,000
	1995	112,741	--	--	--	80,000	--	6,000

All other executive officers of the company received less than $100,000 in cash compensation for services rendered in the fiscal year ended June 30, 1996.

(c) No cash bonuses were paid in the years presented.

(g) The Long Term Compensation Plans operated by the Company are the Company's Employee Stock Option Plans and its Warrant Plan for directors. The Company instituted a 401(k) Plan during fiscal year 1995, covering substantially all eligible employees. The company is not obligated to contribute to the Plan, and did not make any contributions in the fiscal years ended 1997 or 1996.

(i) This amount reflects the officers' $750 or $500 monthly car allowance and/or $200 monthly phone allowance.

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

Stock Option and/or Stock Warrants Granted During Fiscal 1996

The table below sets forth certain information regarding grants of options and/or warrants during the fiscal year ended June 30, 1996, to the executive officers named in the Summary Compensation Table above. No stock appreciation rights were granted during fiscal 1997 or 1996.

Name	Options/ Warrants Granted	% of Total Options/ Warrants Granted to Employees in Fiscal Year	Exercise Price Per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
					5%	10%
Jonathan D. Shapiro	300,000	44%	$0.63	12/2005	$118,000	$299,000
Stanton Rutledge	50,000	7%	$0.44	6/2006	$14,000	$35,000
Rob Word	50,000	7%	$0.44	6/2006	$14,000	$35,000
Stephen Strick	80,000	12%	$0.44	6/2006	$22,000	$56,000

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

Aggregated Option and/or Warrant Exercises in Fiscal Year 1997 and 1996

During fiscal 1997 and 1996, no executive officers named in the summary compensation table above exercised any options or warrants.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND OFFICERS AND DIRECTORS AS OF SEPTEMBER 25, 1996

The following table sets forth as of September 25, 1996, certain information regarding the beneficial ownership of Common Stock owned by (i) each stockholder known to the Company to be the beneficial owner of more than 5% of the Common Stock (ii) each director of the Company, (iii) each nominee director, (iv) certain executive officers, and (v) all officers and directors of the Company as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to shares beneficially owned. The following information is to the best of current management’s knowledge.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class

Merrill Lynch Phoenix Fund 800 Scudders Mill Road Plainsboro, NJ 08536	2,525,000 (2)	9.3%

M&A Investments, Inc. 1220 Senlac Drive Carrollton, Texas 75006	1,787,670 (4)	6.6%

Gerald Shefsky 5901 Green Valley Circle, Ste. 400 Culver City, California 90230	1,150,000 (3)	4.2%

Abbey J. Butler 207 Dune Road West Hampton Beach, New York 11978	650,000 (4)	2.4%

Jonathan D. (Jody) Shapiro 5901 Green Valley Circle, Ste. 400 Culver City, CA 90230	369,092 (4)	1.4%

Michael Jay Solomon 440 N. Rodeo Drive Penthouse Suite Beverly Hills, CA 90210	260,000 (4)	*

Stanton Rutledge 5901 Green Valley Circle, Ste. 400 Culver City, CA 90230	166,967 (4)	*

Sumner Adam Long 3 Park Avenue, 38th Floor New York, New York 10016	175,000 (3)	*

Rob Word 5901 Green Valley Circle, Ste. 400 Culver City, CA 90230	109,132 (4)	*

Stephen Strick 5901 Green Valley Circle, Ste. 400 Culver City, CA 90230	40,000 (3)	*

Directors and Officers as a group (9 persons)	2,994,609 (5)	11.0%

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

In July 1995, the Company obtained short-term financing from M&A Investments, Inc. of $500,000 and issued to M&A a note bearing interest at 12.50% and the principal and accrued interest are due November 1, 1995. The note was convertible at the option of the creditor into shares of the Company's common stock. The Company also issued 750,000 warrants to the creditor. The warrants are exercisable at $0.65 per share. The exercise price will be reduced to $0.50 per share if the note payable is not repaid in full by November 1, 1995. The note is collateralized by certain fixed assets of the Company. In November, 1995, $250,000 of the note was converted into 500,000 shares of the Company's common stock. The maturity date of the remaining $250,000 of the note and applicable accrued interest was extended first to February 1, 1996 and then subsequently to December 31, 1996. If the note is not repaid in full by December 31, 1996, the options are convertible at $0.50 per share.

PART IV

ITEM 13.EXHIBITS LISTS AND REPORTS ON FORM 8-K.

The following exhibits filed as part of this Form 10-KSB include both exhibits submitted with this Report and those incorporated by reference to other filings:

A.	Index of Financial Statements:	Page

	Balance Sheets as of June 30, 1997 and 1996	8
	Statements of Operations for the years ended June 30, 1997 and 1996	9
	Statements of Stockholders' Equity for the years ended June 30, 1997 and 1996	10
	Statements of Cash Flows for the years ended June 30, 1997 and 1996	11
	Notes to Financial Statements	13-19

B.	Index of Financial Statement Schedules:

	All schedules are omitted because they are not applicable or not required, or because the required information is included in the financial statements or the notes thereto.

C.	No Form 8-K was filed during the last quarter of the period reported on hereby.

D.	Exhibits

31.1	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Rule 13a-14.

32.1	Certification of Chief Executive Officer and Principle Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

3(a)
Certificate of Incorporation of the Company, as amended, filed as Exhibit 3(a) to the Company's Registration Statement on Form S-18 Registration No. 2-98368-LA) filed on June 13, 1985 (the "Form S-18"), incorporated herein by reference.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1)	Audit Fees

The financial statements for the year ended June 30, 1997 have not been audited. Thus, no audit fees have been paid.

(2)	Audit Committee Policies and Procedures

The Registrant does not have an active audit committee.

(3)	Audit Work Attributed to Other Persons. Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 21, 2008	Legacy Holdings, Inc. FKA CST ENTERTAINMENT, INC.

By: /s/ Robert Mathews
Robert Mathews Chief Executive Officer and Principle Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE TITLE DATE

/s/ Robert Mathews Robert Mathews	Chief Executive Officer and Principle Accounting Officer August 21, 2008

BOARD OF DIRECTORS

/s/ Robert Matthews	Chairman and Secretary	August 21, 2008

/s/ Richard Katzman	Director	August 21, 2008