Form 10QSB
period 1997-09-30
LEGACY HOLDING, INC.
filed 2008-08-22
CIK 771617

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For The Quarterly Period Ended September 30, 1997.

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

Yes ☐ No ☒

The Registrant has 27,278,340 shares of common stock, par value $0.15 per share, issued and outstanding as of September 30, 1997.

ITEM 1. FINANCIAL STATEMENTS
CST ENTERTAINMENT, INC.
BALANCE SHEET (Unaudited)
As of September 30, 1997

ASSETS
Current assets:
Cash	$-
Accounts receivable, net	-
Work-in-process	-
Prepaid expense	-
Receivable from related parties	-
Total current assets	-

Property and equipment:
Color conversion equipment	-
Leasehold improvements and other equipment	-
Capitalized software	-
-
Less accumulated depreciation	-
-
Other assets:
Film library, net	-
Other assets	-
Notes receivable from directors and officers	-
-
$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Related party loan	$-
Current portion of long term debt	-
Notes payable	-
Accounts payable	-
Accrued expenses	-
Total current liabilities	-

Non current portion of long term debt	-

Stockholders' Deficit:
Common stock, par value $0.15; 40,000,000 authorized; issued
and outstanding 27,278,340 at September 30, 1997	4,091,752
Additional paid in capital	56,115,740
Accumulated deficit	(60,207,492)
Total stockholders' deficit	-
Total liabilities and stockholders' deficit	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CST ENTERTAINMENT, INC.
STATEMENTS OF OPERATIONS (Unaudited)
For the Three Months Ended September 30, 1997 and 1996

	For the Three Months Ended
	September 30,
	1997	1996
Revenue:
Coloring income	$-	$931,750
License royalty income	-	175,000
Library sales income	-	500,000
	-	1,606,750
Operating expenses:
Production	-	845,171
Cost of library rights sold	-	500,000
Research and development	-	5,694
Depreciation and amortization	-	172,870
Film library amortization	-	227,500
General and administrative	-	510,657
Interest expense	-	45,401
Total operating expenses	-	2,307,293

Net loss	$-	$(700,543)

Weighted average common shares outstanding
Basic and fully diluted	27,278,340	27,278,340

Net income (loss) per share common	$-	$(0.03)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CST ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
For the Year Ended June 30, 1997 and the Three Months Ended September 30, 1997

			Additional		Total
	Common Stock		Paid-In	Deficit	Stockholders'
	Shares	Amount	Capital	Accumulated	Equity
Balances, June 30, 1996	27,278,340	$4,091,752	$56,097,740	$(59,680,197)	$509,295

Warrants issued			18,000		18,000
Net loss				(527,295)	(527,295)
Balances, June 30, 1997	27,278,340	$4,091,752	$56,115,740	$(60,207,492)	$-

Net loss				-	-
Balances, September 30, 1997	27,278,340	$4,091,752	$56,115,740	$(60,207,492)	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CST ENTERTAINMENT, INC.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Three Months Ended September 30, 1997 and 1996

	Three Months Ended June 30,
	1997	1996

Cash flows from operating activities:
Net income (loss)	$-	$(700,543)
Adjustments to reconcile increase in net assets to net
cash provided by (used in) operating activities:
Depreciation and amortization	-	400,370
Non cash payment of expenses	-	54,145
Decrease (increase) in:
Accounts receivable	-	674,619
Work in process	-	314,755
Prepaid expenses	-	(57,386)
Receivable from related party	-	25,000
Accounts receivable - long-term	-	-
Increase (decrease) in:
Accounts payable	-	(68,780)
Accrued expenses	-	(50,042)
Deferred income	-	(464,000)
Net cash provided (used in) operating activities	-	128,138

Cash flows from investing activities:
Additions of capitalized software	-	(28,194)
Sales of film library rights	-	500,000
Net cash provided by (used in) investing activities	-	471,806

Cash flows from financing activities:
Payment on note payable	-	(768)
Payments on term loan	-	(62,550)
Line of credit	-	1,347,053
Pay-down on line of credit	-	(1,834,277)
Loans payable to related party	-	(85,000)
Net cash provided by (used in) financing activities	-	(635,542)

Net increase (decrease) in cash	-	(35,598)

Cash at beginning of year	-	54,304

Cash at end of year	$-	$18,706

Supplementary Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CST ENTERTAINMENT, INC.
Notes to Consolidated Financial Statements (Unaudited)
For The Three Months Ended September 30, 1997 and 1996

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

To the best of Company's management knowledge, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the Company's financial position at September 30, 1997, the results of operations for the quarter ended September 30, 1997 and 1996 and the cash flows for the quarter ended September 30, 1997 and 1996. Although management of the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997, and December 31, 2007.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

Coloring revenue for the quarter ended September 30, 1997 was $0 compared to $931,750 during the same quarter of 1996 representing a 100% decrease. In the first quarter ended September, 1996, the Company delivered two significant colorized projects. The Company also delivered numerous color FX projects which contributed to revenue in fiscal 1997. As the Company formally ceased operations on January 13, 1997, no revenue was earned in our first fiscal quarter ended September 30, 1997.

License royalty income for the quarter ended September 30, 1997 was $0 compared to $175,000 during the same quarter of 1996 representing a 100% decrease. As the Company formally ceased operations on January 13, 1997, no revenue was earned in our first fiscal quarter ended September 30, 1997. In August 1996, the Company entered in to an agreement with Allied Communications, Inc. whereby the Company sold certain rights in its Wyatt Earp - Return to Tombstone project. In exchange, the Company received $175,000.

Library sales income was $0 during the three months ended September 30, 1997 compared to $500,000 earned during the same period of 1996. In September 1996, the Company entered into an agreement with MGM/UA whereby the Company sold its rights in the first four films produced under its minimum seven picture agreement. In exchange, the Company received $500,000.

Operating expenses for the quarter ended September 30, 1997 was $0 compared to $2,307,293 during the same quarter of 1996 representing a 100% decrease. The decrease in operating expenses was due our formally ceasing operations on January 13, 1997 and entering into bankruptcy.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings. None.

Item 2.	Change in Securities. None.

Item 3.	Defaults Upon Senior Securities. None.

Item 4.	Submission of Matters to a Vote of Security Holders. None.

Item 5.	Other Information. None.

Item 6	Exhibits

Exhibit Number	Title of Document

31.1	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Rule 13a-14
32.1	Certification of Chief Executive Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGACY HOLDINGS, INC. /S/ Robert Matthews Robert Matthews Chief Executive Officer and Principle Accounting Officer