Form 10QSB
period 1998-03-31
LEGACY HOLDING, INC.
filed 2008-08-22
CIK 771617

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For The Quarterly Period Ended March 31, 1998.

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

Yes ☐ No ☒

The Registrant has 27,278,340 shares of common stock, par value $0.15 per share, issued and outstanding as of March 31, 1998.

ITEM 1. FINANCIAL STATEMENTS

CST ENTERTAINMENT, INC.
BALANCE SHEET (Unaudited)
As of March 31, 1998

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
-
$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Line of credit	$-
Current portion of long term debt	-
Notes payable	-
Accounts payable	-
Accrued expenses	-
Deferred income	-
Loans payable to related party	-
Total current liabilities	-

Non current portion of long term debt	-

Stockholders' Deficit:
Common stock, par value $0.15; 40,000,000 authorized; issued and outstanding 27,278,340 at March 31, 1998	4,091,752
Additional paid in capital	56,115,740
Accumulated deficit	(60,207,492)
Total stockholders' deficit	-
Total liabilities and stockholders' deficit	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CST ENTERTAINMENT, INC.
STATEMENTS OF OPERATIONS (Unaudited)
For the Three and Nine Months Ended March 31, 1998 and 1997

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	1998	1997	1998	1997
Revenue:
Coloring income	$-	$-	$-	$1,293,050
License royalty income	-	-	-	175,000
Library sales income	-	-	-	500,000
	-	-	-	1,968,050
Operating expenses:
Production	-	-	-	996,437
Cost of library rights sold	-	-	-	500,000
Research and development	-	-	-	5,694
Depreciation and amortization	-	-	-	302,523
Film library amortization	-	-	-	398,125
General and administrative	-	-	-	510,657
Interest expense	-	-	-	45,401
Total operating expenses	-	-	-	2,758,836

Discharge of debt in bankruptcy	-	-	-	3,216,724
Loss at termination of bankruptcy	-	-	-	(2,953,233)
Total bankruptcy	-	-	-	263,491

Net loss	$-	$-	$-	$(527,295)

Weighted average common shares outstanding Basic and fully diluted	27,278,340	27,278,340	27,278,340	27,278,340

Net income (loss) per share common	$-	$-	$-	$(0.02)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CST ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
For the Year Ended June 30, 1997 and the Nine Months Ended March 31, 1998

			Additional		Total
	Common Stock		Paid-In	Deficit	Stockholders'
	Shares	Amount	Capital	Accumulated	Equity
Balances, June 30, 1996	27,278,340	$4,091,752	$56,097,740	$(59,680,197)	$509,295

Warrants issued			18,000		18,000
Net loss				(527,295)	(527,295)
Balances, June 30, 1997	27,278,340	$4,091,752	$56,115,740	$(60,207,492)	$-

Net loss				-	-
Balances, March 31, 1998	27,278,340	$4,091,752	$56,115,740	$(60,207,492)	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CST ENTERTAINMENT, INC.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Months Ended March 31, 1998 and 1997

	For the Nine Months Ended
	March 31,
	1998	1997

Cash flows from operating activities:
Net income (loss)	$-	$(527,295)
Adjustments to reconcile increase in net assets to net cash provided by (used in) operating activities:
Bankruptcy, net	-	(282,197)
Depreciation and amortization	-	297,398
Film library write-down	-	898,125
Decrease (increase) in:
Accounts receivable	-	674,619
Work in process	-	428,391
Prepaid expenses	-	(14,632)
Receivable from related party	-	25,000
Other	-	18,000
Increase (decrease) in:
Accounts payable	-	(68,780)
Accrued expenses	-	(50,042)
Deferred income	-	(825,300)
Loan payable related party	-	(85,000)
Net cash provided (used in) operating activities	-	488,287

Cash flows from investing activities:
Additions of capitalized software	-	(28,194)
Net cash provided by (used in) investing activities	-	(28,194)

Cash flows from financing activities:
Payment on note payable	-	(63,318)
Line of credit	-	(451,079)
Net cash provided by (used in) financing activities	-	(514,397)
Net increase (decrease) in cash	-	(54,304)
Cash at beginning of year	-	54,304
Cash at end of year	$-	$-
Supplementary Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CST ENTERTAINMENT, INC.
Notes to Consolidated Financial Statements (Unaudited)
For The Three and Six Months Ended December 31, 1997 and 1996

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
To the best of Company's management knowledge, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the Company's financial position at March 31, 1998, the results of operations for the quarter ended March 31, 1998 and 1997 and the cash flows for the quarter ended March 31, 1998 and 1997. Although management of the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997, and December 31, 2007.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

As the Company effectively ceased operations on during the second quarter ended December 31, 1996, the Company did not generate any revenue or incur any costs for the three months ended March 31, 1998 or 1997.

Coloring revenue for the nine months ended March 31, 1998 was $0 compared to $1,293,050 during the same period in 1997 representing a 100% decrease. As the Company formally ceased operations on January 13, 1997, no revenue was earned in during the nine months ended March 31, 1998. During the nine months ended March 31, 1997, the Company delivered two significant colorized projects. The Company also delivered numerous color FX projects resulting in $1,293,050 of revenue.

License royalty income for the six months ended December 31, 1997 was $0 compared to $175,000 during the same period in 1997 representing a 100% decrease. In August 1996, the Company entered in to an agreement with Allied Communications, Inc. whereby the Company sold certain rights in its Wyatt Earp - Return to Tombstone project. In exchange, the Company received $175,000.

Library sales income was $0 during the nine months ended March 31, 1998 compared to $500,000 earned during the same period of 1997. In September 1996, the Company entered into an agreement with MGM/UA whereby the Company sold its rights in the first four films produced under its minimum seven picture agreement. In exchange, the Company received $500,000.

Operating expenses for the nine months ended March 31, 1998 was $0 compared to $2,758,836 for the nine months ended March 31, 1997. The decrease in operating expenses was due our formally ceasing operations on January 13, 1997 and entering into bankruptcy.

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