Form 10KSB
period 1998-06-30
LEGACY HOLDING, INC.
filed 2008-08-22
CIK 771617

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended June 30, 1998 or
☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from _________ to _________.

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
Common Stock, par value $.15 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The Registrant’s revenues for the year ended June 30, 1998 were $0.

The aggregate market value of the voting common stock held by non-affiliates is $0 since the Company has been delisted by the American Stock Exchange and entered into chapter 7 bankruptcy.

The number of shares of the Registrant's common stock outstanding on June 30, 1998 was 27,278,340.

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

Employees - As of June 30, 1998, the Company had no active employees.

ITEM 2. PROPERTIES

None.

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

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's stock was listed on the American Stock Exchange under the symbol CLR. Trading in CST's common stock was halted by the AMEX on October 16, 1996. No stock price information was able to be obtained as of the date of this report due to the Company being delisted.

On September 25, 1996, the last sale price for the Common Stock, as reported on the American Stock Exchange, was $0.25 per share. As of September 25, 1996, there were 687 holders of record of shares of the Common Stock.

The Company has never paid any cash dividends on its Common Stock.

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

On January 13, 1997 the Company filed a chapter 7 bankruptcy motion seeking protection from all creditors. As of January 13, 1997 all Company assets and liabilities were put into the bankruptcy estate, a trustee was appointed and Company operations formally ceased. On May 23, 2001 the bankruptcy terminated. Former management concluded that as of December 31, 2005, all non discharged liabilities incurred as a result of pre bankruptcy operations had terminated as result of the running of the statue of limitations. We have reflected the termination of the bankruptcy as of the third quarter ended March 31, 1997 when the chapter seven bankruptcy was established and the subsequent termination of all liabilities by the running of the statute of limitations, by showing as written off in the attached financial statements, all terminated assets and liabilities.

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

Results of Operations

Twelve Months Ended June 30, 1998 and 1997 (See Item 7. Financial Statements below)

For the year ended June 30, 1998, the Company had no operations compared to an operating loss of $790,786 in fiscal 1997. The 1997 results are primarily the result of lower revenues due to most of fiscal 2007 having no operations with the exception of the first quarter as a result of the Company filing for chapter 7 bankruptcy protection.

For the year ended June 30, 1998, the Company had no operations. Operating expenses for the year ended June 30, 1996 was $2,758,836. Operating expenses for the year ended June 30, 1997 were comprised primarily of production costs and general and administrative costs of $996,437 and $510,657, respectively primarily related to the first quarter of fiscal 1997, cost of library rights sold of $500,000 and depreciation and amortization of $700,648.

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

Cash flows provided by operating activities decreased by $488,287 from $488,287 during fiscal 1997 to $0 during fiscal 1998 due to ceased operations during 1998.

Cash flows used by investing activities increased $28,194 from a deficit of $28,194 during fiscal 1997 to $0 during fiscal 1998 as a result of no operations in 1998.

Cash flows from financing activities increased by $514,397 from a deficit of $514,397 during fiscal 1997 to $0 during fiscal 1998 as a result of no operations in 1998.

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

Off-Balance Sheet Arrangements

At June 30, 1998 we had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

Inflation

Management believes that inflation has not had a significant impact on the Company's costs and prices during the past three years.

ITEM 7. FINANCIAL STATEMENTS

CST ENTERTAINMENT, INC.
BALANCE SHEET (Unaudited)
As of June 30, 1998 and 1997

	1998	1997
ASSETS
Current assets:
Cash	$-	$-
Accounts receivable, net	-	-
Work-in-process	-	-
Prepaid expense	-	-
Receivable from related parties	-	-
Total current assets	-	-

Property and equipment:
Color conversion equipment	-	-
Leasehold improvements and other equipment	-	-
Capitalized software	-	-
Total property and equipment	-	-
Less accumulated depreciation
Net property and equipment	-	-
Other assets:
Film library, net	-	-
Other assets	-	-
Notes receivable from directors and officers	-	-
	-	-
	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Line of credit	$-	$-
Current portion of long term debt	-	-
Notes payable	-	-
Accounts payable	-	-
Accrued expenses	-	-
Deferred income	-	-
Loans payable to related party	-	-
Total current liabilities	-	-

Non current portion of long term debt	-	-

Stockholders' Deficit:
Common stock, par value $0.15; 40,000,000 authorized; issued and outstanding 27,278,340 at June 30, 1998	4,091,752	4,091,752
Additional paid in capital	56,115,740	56,115,740
Accumulated deficit	(60,207,492)	(60,207,492)
Total stockholders' deficit	-	-
Total liabilities and stockholders' deficit	$-	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CST ENTERTAINMENT, INC.
STATEMENTS OF OPERATIONS (Unaudited)
For the Years Ended June 30, 1998 and 1997

	For the Years Ended
	June 30,
	1998	1997
Revenue:
Coloring income	$-	$1,293,050
License royalty income	-	175,000
Library sales income	-	500,000
	-	1,968,050
Operating expenses:
Production	-	996,437
Cost of library rights sold	-	500,000
Research and development	-	5,694
Depreciation and amortization	-	302,523
Film library amortization	-	398,125
General and administrative	-	510,657
Interest expense	-	45,401
Total operating expenses	-	2,758,836
Loss from operations	-	(790,786)
Discharge of debt in bankruptcy	-	3,216,724
Loss at termination of bankruptcy	-	(2,953,233)
Total bankruptcy	-	263,491

Net loss	$-	$(527,295)

Weighted average common shares outstanding
Basic and fully diluted	27,278,340	27,278,340

Net income (loss) per share common	$-	$(0.02)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CST ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
For the Year Ended June 30, 1998 and 1997

			Additional		Total
	Common Stock		Paid-In	Deficit	Stockholders'
	Shares	Amount	Capital	Accumulated	Equity
Balances, June 30, 1996	27,278,340	$4,091,752	$56,097,740	$(59,680,197)	$509,295

Warrants issued			18,000		18,000
Net loss				(527,295)	(527,295)
Balances, June 30, 1997	27,278,340	$4,091,752	$56,115,740	$(60,207,492)	$-

Net loss				-	-
Balances, June 30, 1998	27,278,340	$4,091,752	$56,115,740	$(60,207,492)	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CST ENTERTAINMENT, INC.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Years Ended June 30, 1998 and 1997

	For the Years Ended
	June 30,
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

Year ended June 30, 1997

N/A

CST ENTERTAINMENT, INC.
Notes to Consolidated Financial Statements (Unaudited)
For The Years Ended June 30, 1998 and 1997

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

CST ENTERTAINMENT, INC.
Notes to Consolidated Financial Statements (Unaudited)
For The Years Ended June 30, 1998 and 1997

NOTE B - STOCK OPTIONS AND WARRANTS

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

No activity occurred during 1998 or 1997 due to the Company’s bankruptcy. A combined summary of transaction in stock option plans for the year ended June 30, 1996, is as follows:

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

The Company does not expect to receive any funds from the exercise of warrants or options as the Company has been delisted and is in chapter 7 bankruptcy liquidation.

NOTE C – INCOME TAXES

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

CST ENTERTAINMENT, INC.
Notes to Consolidated Financial Statements (Unaudited)
For The Years Ended June 30, 1998 and 1997

As of June 30, 1998, the Company has available net operating loss carry-forwards of approximately $56,500,000 for federal tax purposes. These net operating loss carry-forwards expire from 1996 through 2008. For state income tax purposes the Company has available net operating losses of approximately $18,700,000 which expire from 2003 through 2020. Under federal tax laws, certain significant changes in ownership of the Company may operate to restrict future utilization of these carry-forwards. The operating loss and tax credit carry-forwards result in deferred tax assets of approximately $19,000,000 (subject to limitations). Since the Company is in Chapter 7 bankruptcy it is not likely that the Company will be able to realize the deferred tax assets. Accordingly, a valuation reserve has been established for the full amount.

NOTE D – BANKRUPTCY
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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND ALL CONTROL PERSONS

Identification of Executive Officers and Directors: The current executive officers and directors of Legacy Holdings, Inc. FKA CST Entertainment, Inc., as of August 1, 2008, are as follows:

Name	Age	Position	Term/Period Served

Robert Matthews	53	President & CEO, Chairman

Dr. Dipak Dutta	61	VP of Design

Doug Yorke	52	VP of Manufacturing

Richard S. Katzman	53	CFO, Director

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

ITEM 10. EXECUTIVE COMPENSATION

None of the officers listed above received any form of compensation from CST Entertainment, Inc. for the years ended June 30, 1998 or 1997.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND OFFICERS AND DIRECTORS AS OF SEPTEMBER 25, 1996

The current management of Legacy Holdings, Inc. FKA CST Entertainment, Inc. is not aware of the beneficial ownership of the Company due to the lack of operations and the dormancy of CST Entertainment, Inc. All previously granted options and warrants have been canceled due to the Company’s bankruptcy which has resulted in such derivatives becoming worthless. The only information in the possession of current management is in regards to the following.

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

Name and Address	Number of Shares		Percent
of Beneficial Owner	Beneficially Owned(1)		of Class

Merrill Lynch Phoenix Fund	2,525,000	(2)	9.3%
800 Scudders Mill Road
Plainsboro, NJ 08536

M&A Investments, Inc.	1,787,670	(4)	6.6%
1220 Senlac Drive
Carrollton, Texas 75006

Gerald Shefsky	1,150,000	(3)	4.2%
5901 Green Valley Circle, Ste. 400
Culver City, California 90230

Abbey J. Butler	650,000	(4)	2.4%
207 Dune Road
West Hampton Beach, New York 11978

Jonathan D. (Jody) Shapiro	369,092	(4)	1.4%
5901 Green Valley Circle, Ste. 400
Culver City, CA 90230

Michael Jay Solomon	260,000	(4)	*
440 N. Rodeo Drive
Penthouse Suite
Beverly Hills, CA 90210

Stanton Rutledge	166,967	(4)	*
5901 Green Valley Circle, Ste. 400
Culver City, CA 90230

Sumner Adam Long	175,000	(3)	*
3 Park Avenue, 38th Floor
New York, New York 10016

Rob Word	109,132	(4)	*
5901 Green Valley Circle, Ste. 400
Culver City, CA 90230

Stephen Strick	40,000	(3)	*
5901 Green Valley Circle, Ste. 400
Culver City, CA 90230

Former Directors and Officers	2,994,609	(5)	11.0%
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

PART IV

ITEM 13. EXHIBITS LISTS AND REPORTS ON FORM 8-K.

The following exhibits filed as part of this Form 10-KSB include both exhibits submitted with this Report and those incorporated by reference to other filings:

A.	Index of Financial Statements:	Page

	Balance Sheets as of June 30, 1998 and 1997	8
	Statements of Operations for the years ended June 30, 1998 and 1997	9
	Statements of Stockholders' Equity for the years ended June 30, 1998 and 1997	10
	Statements of Cash Flows for the years ended June 30, 1998 and 1997	11
	Notes to Financial Statements	13-15

B.	Index of Financial Statement Schedules:

	All schedules are omitted because they are not applicable or not required, or because the required information is included in the financial statements or the notes thereto.

C.	No Form 8-K was filed during the last quarter of the period reported on hereby.

D.	Exhibits.

Exhibit Number	Title of Document
31.1	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Rule 13a-14
32.1	Certification of Chief Executive Officer and Principle Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1)	Audit Fees

The financial statements for the year ended June 30, 1998 have not been audited. Thus, no audit fees have been paid.

(2)	Audit Committee Policies and Procedures

The Registrant does not have an active audit committee.

(3)	Audit Work Attributed to Other Persons. Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 21, 2008	Legacy Holdings, Inc. (FKA CST ENTERTAINMENT, INC).

By: /s/ Robert Mathews
Robert Mathews
Chief Executive Officer and Principle Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert Mathews	Chief Executive Officer	August 21, 2008
Robert Mathews	and Principal Accounting Offier

BOARD OF DIRECTORS

/s/ Robert Matthews	Chairman and Secretary	August 21, 2008

/s/ Richard Katzman	Director	August 21, 2008