Form 10QSB
period 1998-09-30
LEGACY HOLDING, INC.
filed 2008-08-22
CIK 771617

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For The Quarterly Period Ended September 30, 1998.

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

Yes ☐ No ☒

The Registrant has 27,278,340 shares of common stock, par value $0.15 per share, issued and outstanding as of September 30, 1998.

ITEM 1. FINANCIAL STATEMENTS

CST ENTERTAINMENT, INC.
BALANCE SHEET (Unaudited)
As of September 30, 1998

ASSETS
Current assets	$-
Total assets	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities	$-
Total liabilities	-

Stockholders' Deficit:
Common stock, par value $0.15; 40,000,000 authorized; issued and outstanding 27,278,340 at September 30, 1998	4,091,752
Additional paid in capital	56,115,740
Accumulated deficit	(60,207,492)
Total stockholders' deficit	-
Total liabilities and stockholders' deficit	$-

CST ENTERTAINMENT, INC.
STATEMENTS OF OPERATIONS (Unaudited)
For the Three Months Ended September 30, 1998 and 1997

	For the Three Months Ended
	September 30,
	1998	1997
Revenue	$-	$-
Operating expenses	-	-
Net loss	$-	$-

Weighted average common shares outstanding
Basic and fully diluted	27,278,340	27,278,340

Net income (loss) per share common	$-	$-

CST ENTERTAINMENT, INC.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Three Months Ended September 30, 1998 and 1997

For the Three Months Ended
September 30,
	1998	1997
Cash flows from operating activities	$-	$-
Cash flows from investing activities	-	-
Cash flows from financing activities	-	-
Net increase (decrease) in cash	-	-
Cash at beginning of year	-	-
Cash at end of year	$-	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

1

CST ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
For the Year Ended June 30, 1998 and Three Months Ended September 30, 1998

			Additional		Total
	Common Stock		Paid-In	Deficit	Stockholders'
	Shares	Amount	Capital	Accumulated	Equity
Balances, June 30, 1997	27,278,340	$4,091,752	$56,115,740	$(60,207,492)	$-
Balances, June 30, 1998	27,278,340	$4,091,752	$56,115,740	$(60,207,492)	$-
Balances, September 30, 1998	27,278,340	$4,091,752	$56,115,740	$(60,207,492)	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CST ENTERTAINMENT, INC.
Notes to Consolidated Financial Statements (Unaudited)
For The Three Months Ended September 30, 1998 and 1997

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

To the best of Company's management knowledge, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the Company's financial position at September 30, 1998, the results of operations for the quarter ended September 30, 1998 and 1997 and the cash flows for the quarter ended September 30, 1998 and 1997. Although management of the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998, and December 31, 2007.

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

2

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

Results of Operations

The Company had no operations during the periods presented.

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

3

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

4