Form 10KSB
period 1999-06-30
LEGACY HOLDING, INC.
filed 2008-08-22
CIK 771617

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended June 30, 1999 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from _________ to _________.

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
Common Stock, par value $.15 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The Registrant’s revenues for the year ended June 30, 1999 were $0.

The aggregate market value of the voting common stock held by non-affiliates is $0 since the Company has been delisted by the American Stock Exchange and entered into chapter 7 bankruptcy.

The number of shares of the Registrant's common stock outstanding on June 30, 1999 was 27,278,340.

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

Employees - As of June 30, 1999, the Company had no active employees.

ITEM 2. PROPERTIES

None.

ITEM 3. LEGAL PROCEEDINGS

None.

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

Off-Balance Sheet Arrangements

At June 30, 1999 we had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

Inflation

N/A

ITEM 7. FINANCIAL STATEMENTS

CST ENTERTAINMENT, INC.
BALANCE SHEET (Unaudited)
As of June 30, 1999

ASSETS
Current assets	$-
Total assets	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities	$-
Total liabilities	-

Stockholders' Deficit:
Common stock, par value $0.15; 40,000,000 authorized; issued and outstanding 27,278,340 at June 30, 1999	4,091,752
Additional paid in capital	56,115,740
Accumulated deficit	(60,207,492)
Total stockholders' deficit	-
Total liabilities and stockholders' deficit	$-

CST ENTERTAINMENT, INC.
STATEMENTS OF OPERATIONS (Unaudited)
For the Years Ended June 30, 1999 and 1998

	For the Years Ended
	June 30,
	1999	1998
Revenue	$-	$-
Operating expenses	-	-
Net loss	$-	$-

Weighted average common shares outstanding
Basic and fully diluted	27,278,340	27,278,340

Net income (loss) per share common	$-	$-

CST ENTERTAINMENT, INC.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Years Ended June 30, 1999 and 1998

For the Years Ended
June 30,
	1999	1998
Cash flows from operating activities	$-	$-
Cash flows from investing activities	-	-
Cash flows from financing activities	-	-
Net increase (decrease) in cash	-	-
Cash at beginning of year	-	-
Cash at end of year	$-	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CST ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
For the Year Ended June 30, 1999 and 1998

			Additional		Total
	Common Stock		Paid-In	Deficit	Stockholders'
	Shares	Amount	Capital	Accumulated	Equity
Balances, June 30, 1997	27,278,340	$4,091,752	$56,115,740	$(60,207,492)	$-
Balances, June 30, 1998	27,278,340	$4,091,752	$56,115,740	$(60,207,492)	$-
Balances, June 30, 1999	27,278,340	$4,091,752	$56,115,740	$(60,207,492)	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CST ENTERTAINMENT, INC.
Notes to Consolidated Financial Statements (Unaudited)
For The Years Ended June 30, 1999 and 1998

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

CST ENTERTAINMENT, INC.
Notes to Consolidated Financial Statements (Unaudited)
For The Years Ended June 30, 1999 and 1998

No activity occurred during 1999 or 1998 due to the Company’s bankruptcy. A combined summary of transaction in stock option plans for the year ended June 30, 1996, is as follows:

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

As of June 30, 1999, the Company has available net operating loss carry-forwards of approximately $56,500,000 for federal tax purposes. These net operating loss carry-forwards expire from 1996 through 2008. For state income tax purposes the Company has available net operating losses of approximately $18,700,000 which expire from 2003 through 2020. Under federal tax laws, certain significant changes in ownership of the Company may operate to restrict future utilization of these carry-forwards. The operating loss and tax credit carry-forwards result in deferred tax assets of approximately $19,000,000 (subject to limitations). Since the Company is in Chapter 7 bankruptcy it is not likely that the Company will be able to realize the deferred tax assets. Accordingly, a valuation reserve has been established for the full amount.

CST ENTERTAINMENT, INC.
Notes to Consolidated Financial Statements (Unaudited)
For The Years Ended June 30, 1999 and 1998

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

ITEM 10. EXECUTIVE COMPENSATION

None of the officers listed above received any form of compensation from CST Entertainment, Inc. for the years ended June 30, 1999 or 1998.

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

None.

PART IV

ITEM 13.EXHIBITS LISTS AND REPORTS ON FORM 8-K.

The following exhibits filed as part of this Form 10-KSB include both exhibits submitted with this Report and those incorporated by reference to other filings:

A.	Index of Financial Statements:

Page

Balance Sheets as of June 30, 1999 and 1998	6
Statements of Operations for the years ended June 30, 1999 and 1998	6
Statements of Cash Flows for the years ended June 30, 1999 and 1998	6
Statements of Stockholders' Equity for the years ended June 30, 1999 and 1998	7
Notes to Financial Statements	8-10

B.	Index of Financial Statement Schedules:

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

The financial statements for the year ended June 30, 1999 have not been audited. Thus, no audit fees have been paid.

(2)	Audit Committee Policies and Procedures

The Registrant does not have an active audit committee.

(3)	Audit Work Attributed to Other Persons. Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: _____________(DATE)	Legacy Holdings, Inc. FKA CST ENTERTAINMENT, INC.

	By:	/s/ Robert Mathews
Robert Mathews
Chief Executive Officer and Principle Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert Mathews	Chief Executive Officer	August 21, 2008
Robert Mathews	and Principal Accounting Officer

BOARD OF DIRECTORS

/s/ Robert Matthews	Chairman and Secretary	August 21, 2008

/s/ Richard Katzman	Director	August 21, 2008