Form 10KSB
period 2005-06-30
LEGACY HOLDING, INC.
filed 2008-08-22
CIK 771617

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended June 30, 2005 or
☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from _________ to _________.

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
Common Stock, par value $.15 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The Registrant’s revenues for the year ended June 30, 2005 were $0.

The aggregate market value of the voting common stock held by non-affiliates is $0 since the Company has been delisted by the American Stock Exchange and entered into chapter 7 bankruptcy.

The number of shares of the Registrant's common stock outstanding on June 30, 2005 was 27,278,340.

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

Employees: As of June 30, 2005, the Company had no active employees.

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

Off-Balance Sheet Arrangements

At June 30, 2005 we had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

Inflation

N/A

ITEM 7. FINANCIAL STATEMENTS

CST ENTERTAINMENT, INC.
BALANCE SHEET (Unaudited)
As of June 30, 2005

ASSETS
Current assets	$-
Total assets	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities	$-
Total liabilities	-

Stockholders' Deficit:
Common stock, par value $0.15; 40,000,000 authorized; issued and outstanding 27,278,340 at June 30, 2005	4,091,752
Additional paid in capital	56,115,740
Accumulated deficit	(60,207,492)
Total stockholders' deficit	-
Total liabilities and stockholders' deficit	$-

CST ENTERTAINMENT, INC.
STATEMENTS OF OPERATIONS (Unaudited)
For the Years Ended June 30, 2005 and 2004

	For the Years Ended
	June 30,
	2005	2004
Revenue	$-	$-
Operating expenses	-	-
Net loss	$-	$-

Weighted average common shares outstanding
Basic and fully diluted	27,278,340	27,278,340

Net income (loss) per share common	$-	$-

CST ENTERTAINMENT, INC.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Years Ended June 30, 2005 and 2004

For the Years Ended
June 30,
	2005	2004
Cash flows from operating activities	$-	$-
Cash flows from investing activities	-	-
Cash flows from financing activities	-	-
Net increase (decrease) in cash	-	-
Cash at beginning of year	-	-
Cash at end of year	$-	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CST ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
For the Year Ended June 30, 2005 and 2004

			Additional		Total
	Common Stock		Paid-In	Deficit	Stockholders'
	Shares	Amount	Capital	Accumulated	Equity
Balances, June 30, 2003	27,278,340	$4,091,752	$56,115,740	$(60,207,492)	$-
Balances, June 30, 2004	27,278,340	$4,091,752	$56,115,740	$(60,207,492)	$-
Balances, June 30, 2005	27,278,340	$4,091,752	$56,115,740	$(60,207,492)	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CST ENTERTAINMENT, INC.
Notes to Consolidated Financial Statements (Unaudited)
For The Years Ended June 30, 2005 and 2004

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

NOTE B - STOCK OPTIONS AND WARRANTS

The Company maintained three stock option plans which reserved up to 5,893,000 shares of common stock for issuance to officers and employees of the Company. The exercise price of all stock options granted under the plans must be at least equal to the fair market value of shares of common stock on the date of grant. The maximum term of each option is ten years. The options become exercisable at such time and in such amounts as the Board of Director's Remuneration Committee directs.

CST ENTERTAINMENT, INC.
Notes to Consolidated Financial Statements (Unaudited)
For The Years Ended June 30, 2005 and 2004

No activity occurred during 2005 or 2004 due to the Company’s bankruptcy. A combined summary of transaction in stock option plans for the year ended June 30, 1996, is as follows:

	No. of Shares	Exercise Price
Outstanding June 30, 1995	2,219,465	$0.59 - $3.25
Granted	821,400	0.44 - 0.81
Exercised	(4,266)	0.89
Canceled	(252,899)	0.81 - 3.25
Outstanding June 30, 1996	2,783,700	$0.44 - $3.25

The options to purchase the 2,783,700 shares of the Company's stock were exercisable on varying dates through December 2004. No options were exercised and have all been canceled as of the date of this report.

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
For The Years Ended June 30, 2005 and 2004

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

ITEM 10. EXECUTIVE COMPENSATION

None of the officers listed above received any form of compensation from CST Entertainment, Inc. for the years ended June 30, 2005 or 2004.

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

None.

PART IV

ITEM 13.EXHIBITS LISTS AND REPORTS ON FORM 8-K.

The following exhibits filed as part of this Form 10-KSB include both exhibits submitted with this Report and those incorporated by reference to other filings:

A.	Index of Financial Statements:	Page

	Balance Sheets as of June 30, 2005 and 2004	6
	Statements of Operations for the years ended June 30, 2005 and 2004	6
	Statements of Cash Flows for the years ended June 30, 2005 and 2004	6
	Statements of Stockholders' Equity for the years ended June 30, 2005 and 2004	7
	Notes to Financial Statements	8-10

B.	Index of Financial Statement Schedules:

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

The financial statements for the year ended June 30, 2005 have not been audited. Thus, no audit fees have been paid.

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