Form 10QSB
period 2006-09-30
LEGACY HOLDING, INC.
filed 2008-08-29
CIK 771617

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For The Quarterly Period Ended September 30, 2006.

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

Yes ☐     No ☒

The Registrant has 27,278,340 shares of common stock, par value $0.15 per share, issued and outstanding as of September 30, 2006.

TABLE OF CONTENTS

		Page

Part I

Item 1.	Financial Statements

Balance Sheet as of September 30, 2006 (Unaudited)		1

Statements of Operations for the three and nine months
ended September 30, 2006 and 2005(Unaudited)		1

Statements of Cash Flows for the three and nine months ended
September 30, 2006 and 2005 (Unaudited)		1

Statements of Stockholders Equity for the year Ended December 31,
2006 and the nine months ended September 30, 2005 (unaudited)		2

Notes To Financial Statements (Unaudited)		2

Item 2.	Management's Discussion and Analysis	3

Item 3.	Controls and Procedures	3

Part II – Other Information

Item 1.	Legal Proceedings	4

Item 2.	Change in Securities	4

Item 3.	Defaults Upon Senior Notes	4

Item 4.	Submission of Matters to a Vote of Security Holders	4

Item 5.	Other Information	4

Item 6.	Exhibits and Reports on Form 8-K	4

Signatures		4

ITEM 1. FINANCIAL STATEMENTS

CST ENTERTAINMENT, INC.
BALANCE SHEET (Unaudited)
As of September 30, 2006

ASSETS
Current assets	$-
Total assets	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities	$-
Total liabilities	-

Stockholders' Deficit:
Common stock, par value $0.15; 40,000,000 authorized; issued
and outstanding 27,278,340 at September 30, 2006	4,091,752
Additional paid in capital	56,115,740
Accumulated deficit	(60,207,492)
Total stockholders' deficit	-
Total liabilities and stockholders' deficit	$-

CST ENTERTAINMENT, INC.
STATEMENTS OF OPERATIONS (Unaudited)
For the Three and Nine Months Ended September 30, 2006 and 2005

	Three and Nine Months Ended
	September 30,
	2006	2005
Revenue	$-	$-
Operating expenses	-	-
Net loss	$-	$-

Weighted average common shares outstanding
Basic and fully diluted	27,278,340	27,278,340

Net income (loss) per share common	$-	$-

CST ENTERTAINMENT, INC.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Three and Nine Months Ended September 30, 2006 and 2005

Three and Nine Months Ended
September 30,
	2006	2005
Cash flows from operating activities	$-	$-
Cash flows from investing activities	-	-
Cash flows from financing activities	-	-
Net increase (decrease) in cash	-	-
Cash at beginning of year	-	-
Cash at end of year	$-	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CST ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
For the Year Ended December 31, 2005 and Nine Months Ended September 30, 2006

			Additional		Total
	Common Stock		Paid-In	Deficit	Stockholders'
	Shares	Amount	Capital	Accumulated	Equity
Balances, December 31, 2004	27,278,340	$4,091,752	$56,115,740	$(60,207,492)	$-
Balances, December 31, 2005	27,278,340	$4,091,752	$56,115,740	$(60,207,492)	$-
Balances, September 30, 2006	27,278,340	$4,091,752	$56,115,740	$(60,207,492)	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CST ENTERTAINMENT, INC.
Notes to Consolidated Financial Statements (Unaudited)
For The Three and Nine Months Ended September 30, 2006 and 2005

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

To the best of Company's management knowledge, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the Company's financial position at June 30, 2006, the results of operations for the quarter ended September 30, 2006 and 2005 and the cash flows for the quarter ended September 30, 2006 and 2005. Although management of the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, and December 31, 2007.

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