Form 10KSB
period 2006-12-31
LEGACY HOLDING, INC.
filed 2008-08-29
CIK 771617

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 2006.
☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from _____________ to ____________.

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
Common Stock, par value $.15 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The Registrant’s revenues for the year ended December 31, 2006 were $0.

The aggregate market value of the voting common stock held by non-affiliates is $0 since the Company has been delisted by the American Stock Exchange and entered into chapter 7 bankruptcy.

The number of shares of the Registrant's common stock outstanding on December 31, 2006 was 27,278,340.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

ITEM 1. BUSINESS

General

This is a delinquent Report filed for Legacy Holdings, Inc. (formerly CST Entertainment, Inc), in connection with the filing of all delinquent Reports required under the Securities Exchange Act of 1934, in order to bring the Company current in the filling of all delinquent reports. Reference is hereby made to the Company’s Annual Report on Form 10K for its fiscal year ending December 31, 2007, filed in August of 2008, and its two Quarterly Reports filed for its first and second quarters of 2008, in August of 2008, which contain current information for the Company, and which are hereby incorporated by reference.

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

Employees: As of December 31, 2006, the Company had no active employees.

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

Off-Balance Sheet Arrangements

At December 31, 2006 we had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

Inflation

N/A

ITEM 7. FINANCIAL STATEMENTS

CST ENTERTAINMENT, INC.
BALANCE SHEET (Unaudited)
As of December 31, 2006

ASSETS
Current assets	$-
Total assets	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities	$-
Total liabilities	-

Stockholders' Deficit:
Common stock, par value $0.15; 40,000,000 authorized; issued and outstanding 27,278,340 at December 31, 2006	4,091,752
Additional paid in capital	56,115,740
Accumulated deficit	(60,207,492)
Total stockholders' deficit	-
Total liabilities and stockholders' deficit	$-

CST ENTERTAINMENT, INC.
STATEMENTS OF OPERATIONS (Unaudited)
For the Years Ended December 31, 2006 and 2005

	For the Years Ended
	December 31,
	2006	2005
Revenue	$-	$-
Operating expenses	-	-
Net loss	$-	$-

Weighted average common shares outstanding Basic and fully diluted	27,278,340	27,278,340

Net income (loss) per share common	$-	$-

CST ENTERTAINMENT, INC.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Years Ended December 31, 2006 and 2005

For the Years Ended
December 31,
	2006	2005
Cash flows from operating activities	$-	$-
Cash flows from investing activities	-	-
Cash flows from financing activities	-	-
Net increase (decrease) in cash	-	-
Cash at beginning of year	-	-
Cash at end of year	$-	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CST ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
For the Years Ended December 31, 2006 and 2005

			Additional		Total
	Common Stock		Paid-In	Deficit	Stockholders'
	Shares	Amount	Capital	Accumulated	Equity
Balances, December 31, 2004	27,278,340	$4,091,752	$56,115,740	$(60,207,492)	$-
Balances, December 31, 2005	27,278,340	$4,091,752	$56,115,740	$(60,207,492)	$-
Balances, December 31, 2006	27,278,340	$4,091,752	$56,115,740	$(60,207,492)	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CST ENTERTAINMENT, INC.
Notes to Consolidated Financial Statements (Unaudited)
For The Years Ended December 31, 2006 and 2005

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
For The Years Ended December 31, 2006 and 2005

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

NOTE D – SUBSEQUENT EVENT

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

Name and Address	Number of Shares	Percent
of Beneficial Owner	Beneficially Owned(1)	of Class

Merrill Lynch Phoenix Fund 800 Scudders Mill Road Plainsboro, NJ 08536	2,525,000 (2)	9.3%

M&A Investments, Inc. 1220 Senlac Drive Carrollton, Texas 75006	1,787,670 (4)	6.6%

Gerald Shefsky 5901 Green Valley Circle, Ste. 400 Culver City, California 90230	1,150,000 (3)	4.2%

Abbey J. Butler 207 Dune Road West Hampton Beach, New York 11978	650,000 (4)	2.4%

Jonathan D. (Jody) Shapiro 5901 Green Valley Circle, Ste. 400 Culver City, CA 90230	369,092 (4)	1.4%

Michael Jay Solomon 440 N. Rodeo Drive Penthouse Suite Beverly Hills, CA 90210	260,000 (4)	*

Stanton Rutledge 5901 Green Valley Circle, Ste. 400 Culver City, CA 90230	166,967 (4)	*

Sumner Adam Long 3 Park Avenue, 38th Floor New York, New York 10016	175,000 (3)	*

Rob Word 5901 Green Valley Circle, Ste. 400 Culver City, CA 90230	109,132 (4)	*

Stephen Strick 5901 Green Valley Circle, Ste. 400 Culver City, CA 90230	40,000 (3)	*

Former Directors and Officers as a group (9 persons)	2,994,609 (5)	11.0%

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

None.

 PART IV

ITEM 13.EXHIBITS LISTS AND REPORTS ON FORM 8-K.

The following exhibits filed as part of this Form 10-KSB include both exhibits submitted with this Report and those incorporated by reference to other filings:

A.	Index of Financial Statements:

Page
Balance Sheets as of December 31, 2006 and 2005	7
Statements of Operations for the years ended December 31, 2006 and 2005	7
Statements of Cash Flows for the years ended December 31, 2006 and 2005	7
Statements of Stockholders' Equity for the years ended December 31, 2006 and 2005	8
Notes to Financial Statements	9-10

B.	Index of Financial Statement Schedules:

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

The financial statements for the year ended December 31, 2006 have not been audited. Thus, no audit fees have been paid.

(2)	Audit Committee Policies and Procedures

The Registrant does not have an active audit committee.

(3)	Audit Work Attributed to Other Persons. Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 27, 2008	Legacy Holdings, Inc. FKA CST ENTERTAINMENT, INC.

	By:	/s/ Robert Matthews
Robert Matthews
Chief Executive Officer and Principle Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE TITLE DATE

/s/ Robert Matthews	Chief Executive Officer and Principle Accounting Officer
Robert Matthews	August 27, 2008

BOARD OF DIRECTORS

/s/ Robert Matthews	Chairman and Secretary	August 27, 2008
Robert Matthews

/s/ Richard Katzman	Director	August 27, 2008
Richard Katzman