Form 10QSB
period 2007-09-30
LEGACY HOLDING, INC.
filed 2008-08-29
CIK 771617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended September 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from __________________ to __________________

Commission File number 0-14613

LEGACY HOLDING, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-2614435
(State or other jurisdiction of	(I.R.S. Employer ID No.)
incorporation or organization)

4160 Technology Drive Suite B
Fremont, CA 94538
 (Address of principal executive offices)

(510) 651-2312
 (Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company Yes ☐ No ☒ (As of June 1, 2008)

As of September 30, 2007, 17,592,739 shares of the registrants Common Stock were outstanding.

As of the end of the period covered by this Report, registrant had 17,592,739 common shares outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Documents Incorporated by Reference. Registrant hereby incorporates by reference, its previous filings under the Securities Exchange Act of 1934.

Item 1.  Financial Statements

LEGACY HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET (Unaudited)
As of September 30, 2007

ASSETS
Current assets:
Cash	$6,502
Deferred product cost	372,267
Inventory	150,702
Total current assets	529,471

Property and equipment, net	2,698

Total assets	$532,169

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	76,789
Deferred revenue	836,181
Note payable	120,000
Accrued wages and taxes	118,371
Stockholder loans payable	167,338
Total current liabilities	1,318,679

Stockholders' Deficit:
Common stock, par value $0.01; 100,000,000 authorized; issued and outstanding 17,592,739 at September 30, 2007	17,593
Treasury stock
Additional paid in capital	3,441,880
Retained deficit	(4,245,983)
Total stockholders' deficit	(786,510)
Total liabilities and stockholders' deficit	$532,169

The accompanying notes are an integral part of these financial statements

LEGACY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the Three and Nine Months Ended September 30, 2007 and 2006

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue:
Product sales	$47,108	$13,856	$313,668	$65,209
Service fees	10,435	8,198	32,013	30,634
R&D contract	30,000	10,000	55,000	47,500
Total revenue	87,543	32,054	400,681	143,343

Cost of goods sold	39,380	13,294	237,567	87,130
Gross profit (loss)	48,163	18,760	163,114	56,213

Operating expenses:
Research and development	15,061	37,352	86,611	108,857
Sales and marketing	1,186	1,684	2,191	13,649
General and administration	42,332	55,659	135,728	156,644
Depreciation	441	847	1,323	2,540
Facilities	3,742	8,180	43,948	28,292
Total operating expenses	62,762	103,722	269,800	309,982

Income (loss) from operations	(14,599)	(84,962)	(106,686)	(253,769)

Other income (expense)
Miscellaneous income		(311)	14,027	110,582
Interest expense			(324)	-
Total other income (expense)	-	(311)	13,703	110,582

Income (loss) before income taxes	(14,599)	(85,273)	(92,983)	(143,186)

Income taxes			(800)	(800)
Net income (loss)	$(14,599)	$(85,273)	$(93,783)	$(143,986)

Weighted average common shares outstanding Basic and fully diluted	17,324,507	27,278,340	15,866,226	27,278,340

Net income (loss) per share common	(0.00)	(0.00)	($0.01)	(0.01)

The accompanying notes are an integral part of these financial statements

LEGACY HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Year Ended December 31, 2006 and the Nine Months Ended September 30, 2007

			Additional		Total
	Common Stock		Paid-In	Deficit	Stockholders'
	Shares	Amount	Capital	Accumulated	Equity
Balances, December 31, 2005	27,282,846	27,283	2,802,916	(3,866,745)	(1,036,546)

Net Loss				(285,455)	$(285,455)
Balances, December 31, 2006	27,282,846	$27,283	$2,802,916	$(4,152,200)	$(1,322,001)

Recapitalization at reverse merger	(9,690,107)	(9,690)	638,964		629,274
Net Loss				(93,783)	(93,783)
Balances, December 31, 2007	17,592,739	$17,593	$3,441,880	$(4,245,983)	$(786,510)

The accompanying notes are an integral part of these financial statements

CST ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Three and Nine Months Ended September 30, 2007 and 2006

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Cash flows from operating activities:
Net income (loss)	$(14,599)	$(85,273)	$(93,783)	$(143,986)
Adjustments to reconcile increase in net assets to net cash provided by (used in) operating activities:
Depreciation and amortization	441	847	1,323	2,541
Common stock issued for services	-	-	-	-
Decrease (increase) in:
Deferred product sales cost	(787)	-	9,213	(380,373)
Inventory	-	-	-	-
Increase (decrease) in:
Accounts payable	(1,216)	(50,369)	(35,412)	(33,334)
Deferred revenue	-	186,000	(55,136)	579,773
Accrued wages and taxes	39,134	-	118,372	-
Net cash provided (used in) operating activities	22,973	51,205	(55,423)	24,621

Cash flows from investing activities:
Additions to property and equipment	-	-	-	(4,502)
Net cash provided by (used in) investing activities	-	-	-	(4,502)

Cash flows from financing activities:
Return of paid in capital		(15,000)	7,274	(25,000)
Redemption of preferred stock			(15,000)
Proceeds from note payable		-		150,000
Payment on note payable		(30,000)	(30,000)	(30,000)
Proceeds (repayment) of stockholder loan	(21,992)	(29,402)	79,552	(118,628)
Net cash provided by (used in) financing activities	(21,992)	(74,402)	41,826	(23,628)

Net increase (decrease) in cash	981	(23,197)	(13,597)	(3,509)

Cash at beginning of year	5,521	23,424	20,099	3,736

Cash at end of year	$6,502	$227	$6,502	$227

Supplementary Information:
Cash paid for interest	$-	$-	$324	$-
Cash paid for income taxes	$-	$-	$800	$800

The accompanying notes are an integral part of these financial statements

LEGACY HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2007 and 2006

Note A-Organization and Summary Of Significant Accounting Policies

Basis of Presentation
The accompanying reviewed financial statements of Legacy Holdings, Inc. as of September 30, 2007 and for the three and nine month periods ended September 30, 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006 and December 31, 2007. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that can be expected for the year ended December 31, 2007.

Organization
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

Acquisition
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

LEGACY HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2007 and 2006

Note A-Organization and Summary Of Significant Accounting Policies

Summary of Significant Accounting Principles

Basis of Presentation
The consolidated financial statements included herein were prepared under the accrual basis of accounting.

Management’s Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial statements above reflect all of the costs of doing business.

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

Accounts Receivable and Allowance for Doubtful Accounts
The Company evaluates the collectability of its accounts receivable based on a combination of factors. When the Company believes a collection issue exists with respect to a specific receivable, the Company records an allowance to reduce that receivable to the amount that it believes to be collectible. At June 30, 2008 the Company did not have receivables outstanding.

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

LEGACY HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2007 and 2006

Note A-Organization and Summary Of Significant Accounting Policies

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

LEGACY HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2007 and 2006

Note A-Organization and Summary Of Significant Accounting Policies

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

LEGACY HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2007 and 2006

NOTE B – INVENTORIES

Inventories are stated at the lower of cost or market, with costs determined on a first-in, first-out (FIFO) basis. Inventory consisted of parts and completed units and was $150,702 at September 30, 2007.

NOTE C – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2007:

September 30, 2007
Furniture & Fixtures	20,025
Machinery & Equipment	259,034
Less Accumulated Depreciation	(277,683)
$1,375

NOTE D – OPERATING LEASES AND COMMITMENTS

The Company leases its operating and office facilities under an agreement that expires annually on September 1st of each year and is renewable at the option of the lessor. With each annual renewal the monthly rent may be adjusted at the option of the lessor by the increase, if any, of the September year to year change in the Consumer Price Index. For the three and nine months ended September 30, 2007, the Company paid $9,069 and $27,000, respectively in rent.

NOTE E – NOTES PAYABLE

In prior years the Company entered into a $150,000 debt agreement that incurred interest at a rate of 7.5% through May 19, 2006 and 12.5% thereafter until paid in full. During 2007 the Company negotiated with the lender to forgive the interest on the note. In 2007 the Company made a principal payment of $30,000 and owed $120,000 at September 30, 2007.

NOTE F – LOANS FROM SHAREHOLDERS

The Company has received loans and advances from the President and other shareholders at various times. At September 30, 2007 the balance outstanding on these loans was $167,338. These loans carry no stated interest rate but the imputed effects of interest are not material to the financial statements taken as a whole.

NOTE G – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock. At September 30, 2007, the Company had 17,592,739 shares issued and outstanding.

LEGACY HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2007 and 2006

NOTE H – INCOME TAXES

Income tax provision for the nine months ended September 30, 2007 and 2006 was comprised of $800 of state current taxes, only.

NOTE I – LITIGATION

The Company is subject to certain routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of its business. The Company believes that the ultimate amount of liability, if any, for any pending claims of any type, will not materially affect its consolidated financial position, results of operations or liquidity.

NOTE – J GOING CONCERN

Between 2001 and 2006, the Company experienced significant operating losses, negative cash flows and had a stockholder deficit due to market conditions and R&D expenses. As of September 30, 2007, the Company had a repeat order backlog totaling approximately $856,000. With the increase in orders, management implemented a plan of action to move the Company towards profitability. The plan of action included, beginning in 2006 and continuing in the first half of 2007, the restructuring and retirement of a majority of its debt. Management has also repurchased all preferred shares of stock of its wholly owned subsidiary and converted the majority of shareholder loans to common stock. The Company plans to sell shares of its common stock to generate funds to meet new and increased demand for its products and services. Management believes that its plan of action will be sufficient to achieve this goal.

NOTE K – SUBSEQUENT EVENTS

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

Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations

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

Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward looking statements. Such factors include, but are not limited to, our ability to obtain capital to finance and expand our operations, changes in economic conditions, government regulations, contract requirements and abilities, behavior of existing and new competitor companies and other risks and uncertainties discussed in this report on Form 10QSB, and in other documents the Company files from time to time with the SEC. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-QSB.

We cannot guarantee our future results, level of activity, performance or achievements. Neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report.

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

In 1998, we began filing patent applications for new chemical processes, that utilizes Ozone and other environmentally friendly chemical processes for cleaning and photoresist stripping of silicon wafers of all sizes. These patented and patent pending technologies can be adopted to support wafer cleaning in a variety of different models.  For our innovative process development of Green Chemistry, we received the U.S. EPA Green Chemistry Award issued by the White House in 1997. Legacy is the only semiconductor equipment company to receive this prestigious award.

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

We provide a technology we believe creates a significant operational and financial advantage for companies which produce semiconductors. Our technology supports equipment that provides wafers for digital memory in computers (DRAM) and/or the newly emerging NAND technology. NAND flash is used in digital photography and for memory in notebook computers.

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

Results of Operations

Three and Nine Months Ended September 30, 2007 and 2006

Revenue

Our revenues were $87,543 and $32,054 for the three months ended September 30, 2007 and 2006, respectively, representing an increase of $55,489, or 173%.  The increase in revenues for the three month period ended September 30, 2007 compared to 2006 was due to customer acceptance of the wetstations and Legacy’s process technologies, thereby generating additional sales.

Our revenues were $400,681 and $143,343 for the nine months ended September 30, 2007 and 2006, respectively, representing an increase of $257,338, or 180%. The increase in revenues for the nine month period was due to station acceptance by customers on previously shipped wetstations.

Costs and Operating Expenses for the Three Months Ended June 30, 2008

Our total costs and operating expenses were $62,762 and $103,722 for the three months ended September 30, 2007 and 2006, respectively, representing a decrease of $40,960, or 39%.  Our total costs and operating expenses were $269,800 and $309,982 for our nine months ended September 30, 2007 and 2006, respectively, representing a decrease of $40,182, or 13%. The lower costs and operating expenses in 2007 was principally due to the shift away from manufacturing to address the corporate infrastructure after the reverse merger.

Research and Development Expenses. Our Research and Development expenses for the three months ended September 30, 2007 and 2006, were $15,061 and $37,352 respectively, representing a decrease of $22,291 or 60%. Our Research and Development expenses for our nine months ended September 30, 2007 and 2006 were $86,611 and $108,857, representing a decrease of $22,246 or 20%. The decrease in our research and development expenses was principally due to the shift away from manufacturing to address the corporate infrastructure after the reverse merger.

General and Administrative Expenses. General and administrative expenses were $42,332 and $55,659 for the three months ended September 30, 2007 and 2006, respectively, representing a decrease of $13,327, or 24%.  General and administrative expenses were $135,728 and $156,644 for our nine months ended September 30, 2007 and 2006, respectively, representing a decrease of $20,917, or 13%. The decrease in our general and administrative expenses in 2007, as compared to 2006, is primarily related to the focus on equipment manufacturing and not sales and marketing due to the limited manpower.

Although the net changes and percent changes with respect to our revenues and our costs and operating expenses for our three and nine months ended September 30, 2007 and 2006 are summarized above, these trends should not be viewed as a definitive indication of our future results.

Liquidity and Capital Resources

At September 30, 2007, our principal sources of liquidity consisted of $6,502 of cash, as compared to $20,099 of cash at December 31, 2006.  In addition, we had a stockholders’ deficit of $786,510 at September 30, 2007, compared to a deficit of $1,322,001 at December 31, 2006, a reduction in the deficit of $535,491.

Our operations used net cash of $55,423 during our first nine months ending September 30, 2007, as compared to providing net cash of $24,621 during our nine months ending September 30, 2006.  The $80,044 decrease in the net cash provided by our operating activities was principally due to the significant decrease in deferred revenue.

Financing activities provided $41,826 in net cash during our nine months ending September 30, 2007, compared to using $23,628 in net cash during our nine months ending September 30, 2006, or an increase of $65,454.

We have no significant contractual obligations or commercial commitments not reflected on our balance sheet as of this date.

Plan of Operations

During the next 12 months, we will continue to focus on acquisition of a synergistic manufacturing company, and introduction of our process technology to Tier 1 customers such as Intel, Texas Instruments, and Samsung.

We intend to seek additional capital and lines of credit to increase our work force and expand our inventory.  At our nine months ending September 30, 2007, we had a working capital deficit of $789,208 and total current liabilities of $1,318,679, consisting of $167,338 in related party loans and $836,181 in deferred revenues and $315,160 in accrued wages and taxes, accounts payable and notes payable. Without increased capital we will be unable to substantially reduce our working capital deficit or reduce our current liabilities. Our financing efforts may be impaired by our limited revenues as well as the limited liquidity for our common stock.

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

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations.  The list is not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application.  The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis or Plan of Operations where such policies affect our reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see the Notes to our Consolidated Financial Statements.  Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period.  There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition

All revenues are derived from the sale of our products and services. Revenue and related taxes and operating expenses are recorded in the month the product or service is delivered to the purchaser.  Accounts receivable are stated at the amount management expects to collect.  Management provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance based on its assessment of the collectibility of the receivable.  At our quarters ended September 30, 2007 and 2006, no allowance for doubtful accounts was deemed necessary.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings. None

Item 2. Unregistered Sales of Equity Securities and use of proceeds. None

Item 3. Defaults Upon Senior Securities. None

Item 4. Submission of Matters to a Vote of Security Holders. None

Item 5. Other Information. None

Item 6. Exhibits

Exhibit Number	Title of Document

31.1	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Rule 13a-14
32.1	Certification of Chief Executive Officer and Principle Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereto duly authorized.

Date: August 27, 2008

LEGACY HOLDING, INC.

By:	Robert Matthews
Robert Matthews
President, CEO and Treasurer