Form 10-Q
period 2008-03-31
LEGACY HOLDING, INC.
filed 2008-09-02
CIK 771617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended March 31, 2008

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from __________________ to __________________

Commission File number 0-14613

LEGACY HOLDING, INC.

(Exact name of registrant as specified in its charter)

Delaware 13-2614435 ------------------------------- ----------------------- (State or other jurisdiction of (I.R.S. Employer ID No.) incorporation or organization)

4160 Technology Drive Suite B
Fremont, CA  94538
 (Address of principal executive offices)

(510) 651-2312
 (Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ]  No [  ]

Indicate by check mark whether the registrant is a shell company Yes [ ] No [ X ] (As of June 1, 2008)

As of June 1, 2008, 18,092,739 shares of the registrants Common Stock were outstanding.

As of the end of the period covered by this Report, registrant had 18,092,739 common shares outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Documents Incorporated by Reference. Registrant hereby incorporates by reference, its previous filings under the Securities Exchange Act of 1934.

Part I  Financial Informaton

Item 1.   Financial Statements

Part II – Other Information

Item 1.  Financial Statements

LEGACY HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET (Unaudited)

	As of	As of
	3/31/2008	12/31/2007

ASSETS
Current assets:
Cash	$-	5,358
Deferred product cost	28,786	28,786
Inventory (Note B)	149,202	149,202

Total current assets	177,988	183,347

Property and equipment, net (Note C)	1,816	2,257

Total assets	$179,804	185,604

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Bank overdraft	$2,042	$-
Accounts payable	103,978	90,309
Deferred revenue	253,695	253,695
Note payable (Note E)	120,000	120,000
Accrued wages and taxes	197,775	158,220
Stockholder loans payable (Note E)	263,859	269,583

Total current liabilities	941,349	891,767

Stockholders' Deficit:
Common stock, par value $0.01; 100,000,000 authorized; issued
and outstanding 18,092,739 at March 31, 2008	18,093	17,593
Treasury stock	(15,000)	(15,000)
Additional paid in capital	3,343,598	3,341,598
Retained deficit	(4,108,235)	(4,050,354)
Total stockholders' deficit	(761,544)	(706,163)
Total liabilities and stockholders' deficit	$179,805	$185,604

The accompanying notes are an integral part of these financial statements

LEGACY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the Three Months Ended March 31, 2008 and 2007

	For the Three Months Ended
	March 31,
	2008	2007
Revenue:
Product sales	$4,906	$107,655
Service fees	6,032	7,705
R&D contract	6,000	15,000
Total revenue	16,938	130,361

Cost of goods sold	20,735	147,526
Gross profit (loss)	(3,797)	(17,165)

Operating expenses:
Research and development	130	33,049
Sales and marketing	1,565	607
General and administration	50,925	46,472
Depreciation	441	441
Facilities	223	29,358
Total operating expenses	53,284	109,928

Income (loss) from operations	(57,081)	(127,093)

Other income (expense)
Miscellaneous income	-	226
Interest expense	-	(324)
Total other income (expense)	-	(98)

Income (loss) before income taxes	(57,081)	(127,191)

Income taxes	(800)	(800)
Net income (loss)	$(57,881)	$(127,991)

Weighted average common shares outstanding
Basic and fully diluted	17,842,739	27,282,846

Net income (loss) per share common	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements

CST ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
For the Years Ended December 31, 2006 and 2007 and the Three Months Ended March 31, 2008

				Additional		Total
	Common Stock		Treasury	Paid-In	Deficit	Stockholders'
	Shares	Amount	Stock	Capital	Accumulated	Equity
Balances, December 31, 2005	27,282,846	$27,283	$-	$2,802,916	$(3,866,745)	$(1,036,546)

Net loss					(285,455)	(285,455)
Balances, December 31, 2006	27,282,846	$27,283	$-	$2,802,916	$(4,152,200)	$(1,322,001)

Recapitalization at reverse merger	(9,690,107)	(9,690)		538,681		528,991
Treasury stock purchases			(15,000)			(15,000)
Net loss					101,846	101,846
Balances, December 31, 2007	17,592,739	$17,593	$(15,000)	$3,341,597	$(4,050,354)	$(706,164)

						-
Stock issued for services	500,000	500		2,000		2,500
Net loss					(57,881)	(57,881)
Balances, March 31, 2008	18,092,739	$18,093	$(15,000)	$3,343,597	$(4,108,235)	$(761,545)

The accompanying notes are an integral part of these financial statements

CST ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Three Months Ended March 31, 2008 and 2007

	For the Three Months Ended
	March 31,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$(57,881)	$(127,991)
Adjustments to reconcile increase in net assets to net
cash provided by (used in) operating activities:
Depreciation and amortization	441	441
Common stock issued for services	2,500	-
Increase (decrease) in:
Accounts payable	13,668	(16,194)
Accrued wages and taxes	39,555	45,072
Net cash provided (used in) operating activities	(1,717)	(98,672)

Cash flows from investing activities:
Additions to property and equipment	-	-
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Payment on note payable	-	(30,000)
Proceeds (repayment) of stockholder loan	(5,683)	118,653
Net cash provided by (used in) financing activities	(5,683)	88,653

Net increase (decrease) in cash	(7,400)	(10,019)

Cash at beginning of year	5,358	20,099

Cash at end of year	$(2,042)	$10,080

Supplementary Information:
Cash paid for interest	$-	$324
Cash paid for income taxes	$-	$800

The accompanying notes are an integral part of these financial statements

Note A-Organization and Summary Of Significant Accounting Policies

Basis of Presentation

The accompanying reviewed financial statements of Legacy Holdings, Inc. as of March 31, 2008 and for the three months period ended March 31, 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and in accordance with the instructions to Form 10-QSB.  Accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2007.  Except as disclosed herein, there has not been a material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that can be expected for the year ended December 31, 2008.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company evaluates the collectability of its accounts receivable based on a combination of factors.  When the Company believes a collection issue exists with respect to a specific receivable, the Company records an allowance to reduce that receivable to the amount that it believes to be collectible.  At March 31, 2008 the Company did not have receivables outstanding.

Note A-Organization and Summary Of Significant Accounting Policies

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

Note A-Organization and Summary Of Significant Accounting Policies

Recently Issued Accounting Pronouncements (Continued)

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

NOTE B – INVENTORIES

Inventories are stated at the lower of cost or market, with costs determined on a first-in, first-out (FIFO) basis.  Inventory consisted of parts and completed units and was $149,202 at March 31, 2008.

NOTE C – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2008:
Mar 31, 08
Furniture & Fixtures	20,025
Machinery & Equipment	259,034
Less Accumulated Depreciation	(277,242)
$1,816

NOTE D – OPERATING LEASES AND COMMITMENTS

The Company leases its operating and office facilities under an agreement that expires annually on September 1stof each year and is renewable at the option of the lessor.  With each annual renewal the monthly rent may be adjusted at the option of the lessor by the increase, if any, of the September year to year change in the Consumer Price Index.  No rent was paid for the quarter ended March 31, 2008.

NOTE E – NOTES PAYABLE

In prior years the Company entered into a $150,000 debt agreement that incurred interest at a rate of 7.5% through May 19, 2006 and 12.5% thereafter until paid in full.  During 2007 the Company negotiated with the lender to forgive the interest on the note.  In 2007 the Company made a principal payment of $30,000 and owed $120,000 at March 31, 2008.

NOTE F – LOANS FROM SHAREHOLDERS

The Company has received loans and advances from the President and other shareholders at various times.  At March 31, 2008 the balance outstanding on these loans was $263,859.  These loans carry no stated interest rate but the imputed effects of interest are not material to the financial statements taken as a whole.

NOTE G – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock. At March 31, 2008, the Company had 18,092,739 shares issued and outstanding.  In February, 2008, 500,000 common shares were issued in exchange for legal services valued at $2,500.

NOTE H – INCOME TAXES

Income tax provision for the quarter ended March 31, 2008 was comprised of $800 of state current taxes, only.

NOTE I - LITIGATION

The Company is subject to certain routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of its business.  The Company believes that the ultimate amount of liability, if any, for any pending claims of any type, will not materially affect its consolidated financial position, results of operations or liquidity.

NOTE – J GOING CONCERN

Between 2001 and 2006, the Company experienced significant operating losses, negative cash flows and had a stockholder deficit due to market conditions and R&D expenses.  As of March 31, 2008, the Company had a repeat order backlog totaling approximately $845,000.  With the increase in orders, management implemented a plan of action to move the Company towards profitability.  The plan of action included, beginning in 2006 and continuing in the first half of 2007, the restructuring and retirement of a majority of its debt.  Management has also repurchased all preferred shares of stock of its wholly owned subsidiary and converted the majority of shareholder loans to common stock.  The Company plans to sell shares of its common stock to generate funds to meet new and increased demand for its products and services.  Management believes that its plan of action will be sufficient to achieve this goal.

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

Results of Operations

Three Months Ended March 31, 2008 and 2007

Revenue

Our revenues were $16,938 and $130,361 for our quarters ended March 31, 2008 and 2007, respectively, representing a decrease of $113,423, or 87%, in 2008.  The decrease in revenues in 2008 was due to management focusing on the restructuring of the company which included the following; completing the reverse merger with CST Entertainment inc., working on the audit for 2007 and working with investors to raise moneys.  This shifted the limited manpower away from customer sales and manufacturing  to address the corporate infrastructure requirements.

Costs and Operating Expenses

Our total costs and operating expenses were $53,284 and $109,928 for our quarters ended March 31, 2008 and 2007, respectively, representing a decrease of $56,644, or 52%, in 2008.  The lower costs and operating expenses in 2008 was principally due to the shift away from manufacturing to address the corporate infrastructure after the reverse merger.

Research and Development Expenses. Our Research and Development expenses for our quarters ended March 31, 2008 and 2007, were $130 and $33,049 respectively, representing a decrease of $32,919 or 99%.  The decrease in our research and development expenses resulted from our transition from an R&D company to a manufacturing company and to address the corporate infrastructure after the reverse merger.

General and Administrative Expenses. General and administrative expenses were $50,925 and $46,472 for our quarters ended March 31, 2008 and 2007, respectively, representing an increase of $4,453, or 10%, in 2008.  The increase in our general and administrative expenses is primarily related to the increased expenses associated with manufacturing wetstations.

Although the net changes and percent changes with respect to our revenues and our costs and operating expenses for our quarters ended March 31, 2008 and 2007 are summarized above, these trends should not be viewed as a definitive indication of our future results.

Liquidity and Capital Resources

At March 31, 2008, our principal sources of liquidity consisted of $0 of cash, as compared to $10,080 of cash at March 31, 2007.   In addition, we had a stockholders’ deficit of $761,545 at March 31, 2008, compared to a deficit of $812,993 at March 31, 2007, a reduction in the deficit in stockholders’ equity of $51,448.

Our operations used net cash of $1,717 during our first quarter ending March 31, 2008, as compared to $98,672 during our first quarter ending March 31, 2007.  The $96,955 decrease in the net cash used by our operating activities during 2008 primarily the shift away from manufacturing to address the corporate infrastructure after the reverse merger

Financing activities used $5,683 in net cash during our first quarter ending March 31, 2008, compared to providing $88,653 in net cash during our first quarter ending March 31, 2007, or a difference of $94,336.

We have no significant contractual obligations or commercial commitments not reflected on our balance sheet as of this date.

Plan of Operations

During the next 12 months, we will continue to focus on acquisition of a synergistic manufacturing company, and introduction of our process technology to Tier 1 customers such as Intel, Texas Instruments, and Samsung, while we seek additional capital and lines of credit to increase our work force and expand our inventory.  At our first quarter ended March 31, 2008, we had a working capital deficit of $763,360 and total current liabilities of $941,349, consisting primarily of $263,859 in related party loans and $253,695 in deferred revenues and $303,795 in accrued wages and taxes and accounts payable.  Without increased capital we will be unable to substantially reduce our working capital deficit or reduce our current liabilities.  Our financing efforts may be impaired by our limited revenues as well as the limited liquidity for our common stock.

We cannot assure that additional capital funding would be available through private or public equity financing or bank financing.  Furthermore, outside events such as the trends in the silicon chip manufacturing business, the condition of the stock market, interest rate levels and the availability of credit, and general trends in the economy, could affect our ability to obtain financing.  We have no financing arrangements with any person to obtain additional funding on any terms and cannot assure that we will be able to do so.

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

Revenue Recognition

All revenues are derived from the sale of our products and services.  Revenue and related taxes and operating expenses are recorded in the month the product or service is delivered to the purchaser.  Accounts receivable are stated at the amount management expects to collect.  Management provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance based on its assessment of the collectibility of the receivable.  At our quarters ended March 31, 2008 and 2007, no allowance for doubtful accounts was deemed necessary.

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

PART II.   OTHER INFORMATION

Item 1          Legal Proceedings.  None

Item 2          Unregistered Sales of Equity Securities and use of proceeds.  None

Item 3          Defaults Upon Senior Securities.  None

Item 4          Submission of Matters to a Vote of Security Holders.  None

Item 5          Other Information.  None

Item 6   Exhibits

Exhibit Number                                       Title of Document

(1) 3.01                                                       Articles of Incorporation of Legacy Holdings, Inc.
(1) 3.02                                                       Articles of Incorporation of Legacy Systems, Inc.
(1) 3.03                                                       Bylaws of Legacy Holdings, Inc.
(1) 3.04                                                       Bylaws of Legacy Systems, Inc.
(1) 4.01                                                       Specimen stock certificate
(1) 10.01                                                     Employment Contract with CEO Robert Matthews
31.01                                                          Certification of PrincipalFinancial Officer Pursuant to Rule 13a-14
31.02                                                          Certification of Principal Executive Officer Pursuant to Rule 13a-14
32.01                                                          Certification Chief FinancialOfficer Pursuant to 18 U.S.C. Section 1350, as Adopted
                              Pursuantto Section 906 of the Sarbanes-Oxley Act of 2002
32.02                                                          Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted
                              Pursuantto Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the Company’s report on Form 10-KSB for the year ended December 31, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereto duly authorized.

Date: August 6, 2008

LEGACY HOLDING, INC.

By: /s/ Robert Matthews Robert Matthews President, CEO and Treasurer