Form 10-Q
period 2008-06-30
LEGACY HOLDING, INC.
filed 2008-09-02
CIK 771617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended June 30, 2008

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

(510) 651-2312
 (Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [ ]

Indicate by check mark whether the registrant is a shell company Yes [ ] No [ X ] (As of June 1, 2008)

As of June 30, 2008, 18,092,739 shares of the registrants Common Stock were outstanding.

As of the end of the period covered by this Report, registrant had 18,092,739 common shares outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Documents Incorporated by Reference. Registrant hereby incorporates by reference, its previous filings under the Securities Exchange Act of 1934.

Part I  Financial Informaton

Item 1.   Financial Statements

Part II – Other Information

Item 1.  Financial Statements

LEGACY HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET (Unaudited)
As of June 30, 2008

ASSETS
Current assets:
Cash	$94,146
Deferred product cost	-
Inventory (Note B)	149,202

Total current assets	243,348

Property and equipment, net	1,375

Total assets	$244,723

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	111,764
Deferred revenue	190,500
Note payable (Note E)	120,000
Accrued wages and taxes	237,330
Stockholder loans payable (Note F)	254,056

Total current liabilities	913,650

Stockholders' Deficit:
Common stock, par value $0.01; 100,000,000 authorized; issued
and outstanding 18,092,739 at June 30, 2008	18,093
Treasury stock	(15,000)
Additional paid in capital	3,343,597
Retained deficit	(4,015,617)
Total stockholders' deficit	(668,927)
Total liabilities and stockholders' deficit	$244,723

The accompanying notes are an integral part of these financial statements

LEGACY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the Three and Six Months Ended June 30, 2008 and 2007

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue:
Product sales	$198,112	$158,906	$203,018	$266,561
Service fees	5,222	13,872	11,254	21,577
R&D contract	20,000	10,000	26,000	25,000
Total revenue	223,334	182,778	240,272	313,138

Cost of goods sold	73,583	50,660	94,318	198,186
Gross profit (loss)	149,751	132,118	145,954	114,952

Operating expenses:
Research and development	3,002	38,501	3,132	71,550
Sales and marketing	68	397	1,633	1,004
General and administration	49,835	46,924	100,760	93,396
Depreciation	441	441	882	882
Facilities	3,787	10,847	4,010	40,205
Total operating expenses	57,133	97,110	110,417	207,037

Income (loss) from operations	92,618	35,008	35,537	(92,085)

Other income (expense)
Miscellaneous income	-	13,801	-	14,027
Interest expense	-	-	-	(324)
Total other income (expense)	-	13,801	-	13,703

Income (loss) before income taxes	92,618	48,809	35,537	(78,382)

Income taxes	-		(800)	(800)
Net income (loss)	$92,618	$48,809	$34,737	$(79,182)

Weighted average common shares outstanding
Basic and fully diluted	17,842,739	27,282,846	17,842,739	27,282,846

Net income (loss) per share common	$0.01	$0.00	$0.00	$(0.00)

The accompanying notes are an integral part of these financial statements

CST ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
For the Years Ended December 31, 2006 and 2007 and the Three Months Ended March 31, 2008

				Additional		Total
	Common Stock		Treasury	Paid-In	Deficit	Stockholders'
	Shares	Amount	Stock	Capital	Accumulated	Equity
Balances, December 31, 2005	27,282,846	$27,283	$-	$2,802,916	$(3,866,745)	$(1,036,546)

Net loss					(285,455)	(285,455)
Balances, December 31, 2006	27,282,846	$27,283	$-	$2,802,916	$(4,152,200)	$(1,322,001)

Recapitalization at reverse merger	(9,690,107)	(9,690)		538,681		528,991
Treasury stock purchases			(15,000)			(15,000)
Net loss					101,846	101,846
Balances, December 31, 2007	17,592,739	$17,593	$(15,000)	$3,341,597	$(4,050,354)	$(706,164)

						-
Stock issued for services	500,000	500		2,000		2,500
Net loss					34,737	34,737
Balances, June 30, 2008	18,092,739	$18,093	$(15,000)	$3,343,597	$(4,015,617)	$(668,927)

The accompanying notes are an integral part of these financial statements

CST ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Three and Six Months Ended June 30, 2008 and 2007

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Cash flows from operating activities:
Net income (loss)	$92,618	$48,809	$34,737	$(79,182)
Adjustments to reconcile increase in net assets to net
cash provided by (used in) operating activities:
Depreciation and amortization	441	441	882	882
Common stock issued for services			2,500
Decrease (increase) in:
Deferred product sales cost	28,787	10,000	28,787	10,000
Inventory
Increase (decrease) in:
Accounts payable	7,785	(18,004)	21,454	(34,198)
Deferred revenue	(63,195)	(55,136)	(63,195)	(55,136)
Accrued wages and taxes	39,555	34,166	79,110	79,238
Net cash provided (used in) operating activities	105,991	20,276	104,275	(78,396)

Cash flows from investing activities:
Additions to property and equipment	-	-	-	-
Net cash provided by (used in) investing activities	-	-	-	-

Cash flows from financing activities:
Return of paid in capital	-	7,274	-	7,274
Return of treasury stock	-	(15,000)	-	(15,000)
Payment on note payable	-	-	-	(30,000)
Proceeds (repayment) of stockholder loan	(9,803)	(17,109)	(15,487)	101,544
Net cash provided by (used in) financing activities	(9,803)	(24,835)	(15,487)	63,818

Net increase (decrease) in cash	96,188	(4,559)	88,788	(14,578)

Cash at beginning of year	(2,042)	10,080	5,358	20,099

Cash at end of year	$94,146	$5,521	$94,146	$5,521

Supplementary Information:
Cash paid for interest	$-	$-	$-	$324
Cash paid for income taxes	$-	$-	$800	$800

The accompanying notes are an integral part of these financial statements

Note A-Organization and Summary Of Significant Accounting Policies

Basis of Presentation

The accompanying reviewed financial statements of Legacy Holdings, Inc. as of June 30, 2008 and for the three and six month periods ended June 30, 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and in accordance with the instructions to Form 10-QSB.  Accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2007.  Except as disclosed herein, there has not been a material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that can be expected for the year ended December 31, 2008.

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

Note A-Organization and Summary Of Significant Accounting Policies

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

NOTE B – INVENTORIES

Inventories are stated at the lower of cost or market, with costs determined on a first-in, first-out (FIFO) basis.  Inventory consisted of parts and completed units and was $149,202 at June 30, 2008.

NOTE C – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 2008:
June 30, 2008
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

NOTE E – NOTES PAYABLE

In prior years the Company entered into a $150,000 debt agreement that incurred interest at a rate of 7.5% through May 19, 2006 and 12.5% thereafter until paid in full.  During 2007 the Company negotiated with the lender to forgive the interest on the note.  In 2007 the Company made a principal payment of $30,000 and owed $120,000 at June 30, 2008.

NOTE F – LOANS FROM SHAREHOLDERS

The Company has received loans and advances from the President and other shareholders at various times.  At June 30, 2008 the balance outstanding on these loans was $254,056.  These loans carry no stated interest rate but the imputed effects of interest are not material to the financial statements taken as a whole.

NOTE G – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock. At June 30, 2008, the Company had 18,092,739 shares issued and outstanding.  In February, 2008, 500,000 common shares were issued in exchange for legal services valued at $2,500.

NOTE H – INCOME TAXES

Income tax provision for the quarter ended June 30, 2008 and 2007 was comprised of $800 of state current taxes, only.

NOTE I - LITIGATION

The Company is subject to certain routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of its business.  The Company believes that the ultimate amount of liability, if any, for any pending claims of any type, will not materially affect its consolidated financial position, results of operations or liquidity.

NOTE – J GOING CONCERN

Between 2001 and 2006, the Company experienced significant operating losses, negative cash flows and had a stockholder deficit due to market conditions and R&D expenses.  As of June 30, 2008, the Company had a repeat order backlog totaling approximately $225,000.  With the increase in orders, management implemented a plan of action to move the Company towards profitability.  The plan of action included, beginning in 2006 and continuing in the first half of 2007, the restructuring and retirement of a majority of its debt.  Management has also repurchased all preferred shares of stock of its wholly owned subsidiary and converted the majority of shareholder loans to common stock.  The Company plans to sell shares of its common stock to generate funds to meet new and increased demand for its products and services.  Management believes that its plan of action will be sufficient to achieve this goal.

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

Results of Operations

Three and Six Months Ended June 30, 2008 and 2007

Revenue

Our revenues were $223,334 and $182,778 for the three months ended June 30, 2008 and 2007, respectively, representing an increase of $40,556, or 22%, in 2008.  The increase in revenues in 2008 was due to customer acceptance of the wetstations and Legacy’s process technologies, thereby generating additional sales.

Our revenues were $240,272 and $313,138 for the six months ended June 30, 2008 and 2007, respectively, representing a decrease of $72,886, or 23%, in 2008.  The decrease in revenues in 2008 was due to management focusing on the restructuring of the company which included the following; completing the reverse merger with CST Entertainment inc., working on the audit for 2007 and working with investors to raise moneys.  This shifted the limited manpower away from customer sales and manufacturing  to address the corporate infrastructure requirements.

Costs and Operating Expenses for the Three Months Ended June 30, 2008

Our total costs and operating expenses were $57,133 and $97,110 for the three months ended June 30, 2008 and 2007, respectively, representing an decrease of $39,977, or 41%, in 2008.  The lower costs and operating expenses in 2008 was principally due to management focusing on the restructuring of the company which included the following; completing the reverse merger with CST Entertainment inc., working on the audit for 2007 and working with investors to raise moneys.  This shifted the limited manpower away from customer sales and manufacturing  to address the corporate infrastructure requirements.

Research and Development Expenses. Our Research and Development expenses for the three months ended June 30, 2008 and 2007, were $3,002 and $38,501 respectively, representing a decrease of $35,499 or 92%.  The decrease in our research and development expenses resulted from our transition from an R&D company to a manufacturing company

General and Administrative Expenses. General and administrative expenses were $49,835 and $46,924 for the three months ended June 30, 2008 and 2007, respectively, representing an increase of $2,911, or 6%, in 2008.  The increase in our general and administrative expenses in 2008, as compared to 2007, is primarily related to the increased expenses associated with manufacturing wetstations.

Stock-Based Compensation.  We did not incur any stock-based compensation expenses during the three months ended June 30, 2008 or 2007.

Costs and Operating Expenses for the Six Months Ended June 30, 2008

Our total costs and operating expenses were $110,417 and $207,037 for our six months ended June 30, 2008 and 2007, respectively, representing an decrease of $96,620, or 47%, in 2008.  The lower costs and operating expenses in 2008 was principally due to management focusing on the restructuring of the company which included the following; completing the reverse merger with CST Entertainment inc., working on the audit for 2007 and working with investors to raise moneys.  This shifted the limited manpower away from customer sales and manufacturing  to address the corporate infrastructure requirements.

Research and Development Expenses.  Our Research and Development expenses for our six months ended June 30, 2008 and 2007, were $3,132 and $71,550, representing a decrease of $68,418 or 96%.  The decrease in our research and development expenses resulted from our transition from an R&D company to a manufacturing company.

General and Administrative Expenses. General and administrative expenses were $100,760 and $93,396 for our six months ended June 30, 2008 and 2007, respectively, representing an increase of $7,364, or 8%, in 2008.  The increase in our general and administrative expenses in 2008, as compared to 2007, is primarily related to the increased expenses associated with manufacturing wetstations.

Stock-Based Compensation.  We incurred $2,500 and $0 of stock-based compensation expense during the six months ended June 30, 2008 and 2007, respectively.

Other Income

Although the net changes and percent changes with respect to our revenues and our costs and operating expenses for our six months ended June 30, 2008 and 2007 are summarized above, these trends should not be viewed as a definitive indication of our future results.

Liquidity and Capital Resources

At June 30, 2008, our principal sources of liquidity consisted of $94,146 of cash, as compared to $5,521 of cash at June 30, 2007.  In addition, we had a stockholders’ deficit of $668,927 at June 30, 2008, compared to a deficit of $771,909 at June 30, 2007, a reduction in the deficit of $102,982.

Our operations provided net cash of $104,275 during our first six months ending June 30, 2008, as compared to using net cash of $78,396 during our six months ending June 30, 2007.  The $182,671 increase in the net cash provided by our operating activities during 2008 primarily resulted from the partial payment from the shipping of another wet station.

Financing activities used $15,487 in net cash during our six months ending June 30, 2008, compared to providing $63,818 in net cash during our six months ending June 30, 2007, or a difference of $79,305.

We have no significant contractual obligations or commercial commitments not reflected on our balance sheet as of this date.

Plan of Operations

During the next 12 months, we will continue to focus on acquisition of a synergistic manufacturing company, and introduction of our process technology to Tier 1 customers such as Intel, Texas Instruments, and Samsung.

While we seek additional capital and lines of credit to increase our work force and expand our inventory.  At our six months ending June 30, 2008, we had a working capital deficit of $670,302 and total current liabilities of $913,650, consisting primarily of $254,056 in related party loans and $190,500 in deferred revenues and $349,094 in accrued wages and taxes and accounts payable.  Without increased capital we will be unable to substantially reduce our working capital deficit or reduce our current liabilities. Our financing efforts may be impaired by our limited revenues as well as the limited liquidity for our common stock.

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

Revenue Recognition

All revenues are derived from the sale of our products and services.  Revenue and related taxes and operating expenses are recorded in the month the product or service is delivered to the purchaser.  Accounts receivable are stated at the amount management expects to collect.  Management provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance based on its assessment of the collectibility of the receivable.  At our quarters ended June 30, 2008 and 2007, no allowance for doubtful accounts was deemed necessary.

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
(1) 4.01                                                      Specimen stock certificate
(1) 10.01                                                    Employment Contract with CEO Robert Matthews
31.01                                                         Certification of PrincipalFinancial Officer Pursuant to Rule 13a-14
31.02                                                         Certification of Principal Executive Officer Pursuant to Rule 13a-14
32.01                                                         Certification of  Chief FinancialOfficer Pursuant to 18 U.S.C. Section 1350, as Adopted
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

Date: August 8, 2008

LEGACY HOLDING, INC.

By: /s/ Robert Matthews Robert Matthews President, CEO and Treasurer