Form 10-Q
period 2008-09-30
LEGACY HOLDING, INC.
filed 2008-11-14
CIK 771617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended September 30, 2008

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from __________________ to __________________

Commission File number 0-14613

LEGACY HOLDING, INC.

(Exact name of registrant as specified in its charter)

Delaware 90-0411148 (State or other jurisdiction of (I.R.S. Employer ID No.) incorporation or organization)

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

As of September 30, 2008, 18,092,739 shares of the registrants Common Stock were outstanding.

As of the end of the period covered by this Report, registrant had 18,092,739 common shares outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Documents Incorporated by Reference. Registrant hereby incorporates by reference, its previous filings under the Securities Exchange Act of 1934.

Part I - Financial Information

Item 1.   Financial Statements

Balance Sheet as of September 30, 2008 (Unaudited).......................     3

Statements of Operations for the three and nine
months ended September 30, 2008 and 2007 (Unaudited).....................   4

Statements of Stockholders Equity for the year ended December 31,
2007 and the nine months ended September 30, 2008 (unaudited)..........   5

Statements of Cash Flows for the three and nine months
Ended June 30, 2008 and 2007 (Unaudited)....................................        6

Notes To Financial Statements (Unaudited) ......................................     7

Item 2.   Management's Discussion and Analysis of Financial
Condition and results of Operations.................................................     10

Item 3.   Controls and Procedures..................................................      13

Part II – Other Information

Item 1.  Financial Statements

LEGACY HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET (Unaudited)

	As of	As of
	9/30/2008	12/31/2007

ASSETS
Current assets:
Cash	$16,589	5,358
Deferred product cost	-	28,787
Inventory (Note B)	149,202	149,202

Total current assets	165,791	183,347

Property and equipment, net	934	2,257

Total assets	$166,725	185,604

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	81,643	90,309
Deferred revenue	190,500	253,695
Note payable (Note E)	120,000	120,000
Accrued wages and taxes	237,330	158,220
Stockholder loans payable (Note F)	237,609	269,543

Total current liabilities	867,082	891,767

Stockholders' Deficit:
Common stock, par value $0.01; 100,000,000 authorized; issued
and outstanding 18,092,739 at Sept 30, 2008	18,093	17,593
Treasury stock	(15,000)	(15,000)
Additional paid in capital	3,343,597	3,341,598
Retained deficit	(4,086,602)	(4,050,354)
Total stockholders' deficit	(739,912)	706,163
Total liabilities and stockholders' deficit	$127,170	185,604

The accompanying notes are an integral part of these financial statements

LEGACY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the Three and Nine Months Ended Sept 30, 2008 and 2007

	For the Three Months Ended		For the Nine Months Ended
	Sept 30,		Sept 30,
	2008	2007	2008	2007
Revenue:
Product sales	$74,474	$47,108	$277,492	$266,561
Service fees	-	10,435	11,254	21,577
R&D contract	14,000	30,000	40,000	25,000
Total revenue	88,474	87,543	328,746	313,138

Cost of goods sold	46,102	39,380	140,420	198,186
Gross profit (loss)	42,372	48,163	188,326	114,952

Operating expenses:
Research and development	12,756	15,061	15,888	71,550
Sales and marketing	11,278	1,186	12,911	1,004
General and administration	57,283	42,332	120,543	93,396
Depreciation	441	441	1,323	882
Facilities	30,800	3,742	34,810	40,205
Total operating expenses	112,557	62,763	185,475	207,037

Income (loss) from operations	(70,185)	(14,600)	2,851	(92,085)

Other income (expense)
Miscellaneous income	-	-	-	14,027
Interest expense	-	-	-	(324)
Total other income (expense)	-	-	-	13,703

Income (loss) before income taxes	(70,185)	(14,600)	2,851	(78,382)

Income taxes	800		(800)	(800)
Net income (loss)	$(70,985)	$(14,600)	$2,051	$(79,182)

Weighted average common shares outstanding
Basic and fully diluted	18,092,739	18,092,739	18,092,739	27,282,846

Net income (loss) per share common	$(0.00)	$(0.00)	$0.00	$(0.00)

The accompanying notes are an integral part of these financial statements

LEGACY HOLDING, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
For the Years Ended December 31, 2006 and 2007 and the Nine Months Ended Sept 30, 2008

				Additional		Total
	Common Stock		Treasury	Paid-In	Deficit	Stockholders'
	Shares	Amount	Stock	Capital	Accumulated	Equity
Balances, December 31, 2005	27,282,846	$27,283	$-	$2,802,916	$(3,866,745)	$(1,036,546)

Net loss					(285,455)	(285,455)
Balances, December 31, 2006	27,282,846	$27,283	$-	$2,802,916	$(4,152,200)	$(1,322,001)

Recapitalization at reverse merger	(9,690,107)	(9,690)		538,681		528,991
Treasury stock purchases			(15,000)			(15,000)
Net loss					101,846	101,846
Balances, December 31, 2007	17,592,739	$17,593	$(15,000)	$3,341,597	$(4,050,354)	$(706,164)

						-
Stock issued for services	500,000	500		2,000		2,500
Net Gain					2,051	2,051
Balances, Sept 30, 2008	18,092,739	$18,093	$(15,000)	$3,343,597	$(4,048,303)	$(701,613)

The accompanying notes are an integral part of these financial statements

LEGACY HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Three and Nine Months Ended Sept 30, 2008 and 2007

	For the Three Months Ended		For the Nine Months Ended
	Sept 30,		Sept 30,
	2008	2007	2008	2007

Cash flows from operating activities:
Net income (loss)	$(70,185)	$(14,600)	$(35,448)	$(79,182)
Adjustments to reconcile increase in net assets to net
cash provided by (used in) operating activities:
Depreciation and amortization	441	441	1,323	1,323
Common stock issued for services			2,500
Decrease (increase) in:
Deferred product sales cost	-	(787)	-	10,000
Inventory
Increase (decrease) in:
Accounts payable	(30,121)	(1,215)	(8,668)	(34,198)
Deferred revenue	-	-	(63,195)	(55,136)
Accrued wages and taxes	-	39,134	79,110	79,238
Net cash provided (used in) operating activities	(99,865)	22,973	(24,378)	(78,396)

Cash flows from investing activities:
Additions to property and equipment	-	-	-	-
Net cash provided by (used in) investing activities	-	-	-	-

Cash flows from financing activities:
Return of paid in capital	-	-	-	7,274
Return of treasury stock	-	-	-	(15,000)
Payment on note payable	-	-	-	(30,000)
Proceeds (repayment) of stockholder loan	(16,447)	(21,992)	(31,933)	101,544
Net cash provided by (used in) financing activities	(16,447)	(21,992)	(31,933)	63,818

Net increase (decrease) in cash	(77,557)	981	11,231	(13,597)

Cash at beginning of year	94,146	5,521	5,358	20,099

Cash at end of year	$16,589	$6,502	$16,589	$6,502

Supplementary Information:
Cash paid for interest	$-	$-	$-	$324
Cash paid for income taxes	$800	$-	$800	$800

The accompanying notes are an integral part of these financial statements

LEGACY HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2008 and 2007

Note A-Organization and Summary Of Significant Accounting Policies

Basis of Presentation

The accompanying reviewed financial statements of Legacy Holdings, Inc. as of September 30, 2008 and for the three and nine month periods ended September 30, 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and in accordance with the instructions to Form 10-QSB.  Accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2007.  Except as disclosed herein, there has not been a material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that can be expected for the year ended December 31, 2008.

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

Note A-Organization and Summary Of Significant Accounting Policies

Acquisition (Continued)

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company evaluates the collectability of its accounts receivable based on a combination of factors.  When the Company believes a collection issue exists with respect to a specific receivable, the Company records an allowance to reduce that receivable to the amount that it believes to be collectible.  At September 30, 2008 the Company did not have receivables outstanding.

LEGACY HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2008 and 2007

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
For the Three and Six Months Ended June 30, 2008 and 2007

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

NOTE B – INVENTORIES

Inventories are stated at the lower of cost or market, with costs determined on a first-in, first-out (FIFO) basis.  Inventory consisted of parts and completed units and was $149,202 at Sept 30, 2008.

NOTE C – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at Sept 30, 2008:
Sept 30, 2008
Furniture & Fixtures	20,025
Machinery & Equipment	259,034
Less Accumulated Depreciation	(278,124)
$934

NOTE D – OPERATING LEASES AND COMMITMENTS

The Company leases its operating and office facilities under an agreement that expires annually on September 1stof each year and is renewable at the option of the lessor.  With each annual renewal the monthly rent may be adjusted at the option of the lessor by the increase, if any, of the September year to year change in the Consumer Price Index.

NOTE E – NOTES PAYABLE

In prior years the Company entered into a $150,000 debt agreement that incurred interest at a rate of 7.5% through May 19, 2006 and 12.5% thereafter until paid in full.  During 2007 the Company negotiated with the lender to forgive the interest on the note.  In 2007 the Company made a principal payment of $30,000 and owed $120,000 at September 30, 2008.

NOTE F – LOANS FROM SHAREHOLDERS

The Company has received loans and advances from the President.  At September 30, 2008 the balance outstanding on these loans was $237,609.  These loans carry no stated interest rate but the imputed effects of interest are not material to the financial statements taken as a whole.

NOTE G – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock. At Sept 30, 2008, the Company had 18,092,739 shares issued and outstanding.

NOTE H – INCOME TAXES

Income tax provision for the quarter ended Sept 30, 2008 and 2007 was comprised of $800 of state current taxes, only.

NOTE I - LITIGATION

The Company is subject to certain routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of its business.   The company is not involved or a party to any lawsuit.

NOTE – J GOING CONCERN

Between 2001 and 2006, the Company experienced significant operating losses, negative cash flows and had a stockholder deficit due to market conditions and R&D expenses.  With the increase in orders, management implemented a plan of action to move the Company towards profitability.  The plan of action included, beginning in 2006 and continuing in the first half of 2007, the restructuring and retirement of a majority of its debt.  Management has also repurchased all preferred shares of stock of its wholly owned subsidiary and converted the majority of shareholder loans to common stock.  The Company plans to sell shares of its common stock to generate funds to meet new and increased demand for its products and services.  Management believes that its plan of action will be sufficient to achieve this goal, but there is no certainty that the Company will be able to sell sufficient shares, or sell shares on commercially reasonable terms sufficient to fund such a plan.

On September 6, 2008 the Company entered into a letter of intent to acquire 100% of the stock of Modutek Corporation, a California corporation for $3,171,250.  Terms of the agreement include a cash payment of $1,976,250 at closing and a promissory note for the remainder of the acquisition cost.  This transaction is a primary part of the Company’s plan of action to re-structure.  However, the Company does not currently have the funds to make such an acquisition,  and is dependent upon its plan for new common stock financing to raise the necessary capital to complete the acquisition, the success of which is uncertain.

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

Results of Operations

Three and Nine Months Ended September 30, 2008 and 2007

Revenue

Our revenues were $88,474 and $87,543 for the three months ended September 30, 2008 and 2007, respectively, representing an increase of $931, or 1%, in 2008.  The increase in revenues in 2008 was due to customer acceptance of the wetstations and Legacy’s process technologies, thereby generating additional sales.

Our revenues were $328,746 and $313,138 for the nine months ended September 30, 2008 and 2007, respectively, representing a decrease of $15,608, or 5%, in 2008.  The increase in revenues in 2008 was due to repeat customer orders.

Costs and Operating Expenses for the Three Months Ended September 30, 2008

Our total costs and operating expenses were $112,557 and $62,763 for the three months ended September 30, 2008 and 2007, respectively, representing an increase of $49,794, or 79%, in 2008.  The higher costs and operating expenses in 2008 were principally due to the higher costs of assembly by outside fabricators.

Research and Development Expenses. Our Research and Development expenses for the three months ended September 30, 2008 and 2007, were $12,756 and $15,061 respectively, representing a decrease of $2,305 or 15%.  The decrease in our research and development expenses resulted from the manpower focus on moving the company from the Pink Sheets to the OTC Bulletin Board.

General and Administrative Expenses. General and administrative expenses were $57,283 and $42,332 for the three months ended September 30, 2008 and 2007, respectively, representing an increase of $14,951, or 35%, in 2008.  The increase in our general and administrative expenses in 2008, as compared to 2007, is primarily related to the increased expenses associated with accounting and legal fees associated with moving the company from the Pink Sheets to the OTC:Bulletin Board.

Stock-Based Compensation.  We did not incur any stock-based compensation expenses during the three months ended September 30, 2008 or 2007.

Costs and Operating Expenses for the Nine Months Ended September 30, 2008

Our total costs and operating expenses were $185,475 and $207,037 for our nine months ended September 30, 2008 and 2007, respectively, representing a decrease of $21,562, or 10%, in 2008.  The lower costs and operating expenses in 2008 was principally due to management focusing on the completing the SEC reporting requirements to move the company from the Pink Sheets to the OTC Bulletin Board.

Research and Development Expenses.  Our Research and Development expenses for our nine months ended September 30, 2008 and 2007, were $15,888 and $71,550, representing a decrease of $55,662 or 78%.  The decrease in our research and development expenses resulted from our transition from an R&D company to a manufacturing company.

General and Administrative Expenses. General and administrative expenses were $120,543 and $93,396 for our nine months ended September 30, 2008 and 2007, respectively, representing an increase of $27,147, or 29%, in 2008.  The increase in our general and administrative expenses in 2008, as compared to 2007, is primarily related to the increased expenses associated with manufacturing wetstations.

Stock-Based Compensation.  We incurred $2,500 and $0 of stock-based compensation expense during the nine months ended September 30, 2008 and 2007, respectively.

Other Income

Although the net changes and percent changes with respect to our revenues and our costs and operating expenses for our nine months ended September 30, 2008 and 2007 are summarized above, these trends should not be viewed as a definitive indication of our future results.

Liquidity and Capital Resources

At September 30, 2008, our principal sources of liquidity consisted of $16,589 of cash, as compared to $6,502 of cash at September 30, 2007.  In addition, we had a stockholders’ deficit of $739,912 at September 30, 2008, compared to a deficit of $786,510 at September 30, 2007, a reduction in the deficit of $46,598.

Our operations provided net cash of $11,231 during our first nine months ending September 30, 2008, as compared to a decrease in net cash of $13,597 during our nine months ending September 30, 2007.  The $11,231 increase in the net cash provided by our operating activities during 2008 primarily resulted from the payment from the shipping of another wet station.

Financing activities used $31,933 in net cash during our nine months ending September 30, 2008, compared to providing $101,544 in net cash during our nine months ending September 30, 2007, or a difference of $133,477.

We have no significant contractual obligations or commercial commitments not reflected on our balance sheet as of this date.

Plan of Operations

During the next 12 months, we will continue to focus on acquisition of a synergistic manufacturing company, and introduction of our process technology to Tier 1 customers such as Intel, Texas Instruments, and Samsung.

We will continue to seek additional capital and lines of credit to increase our work force, expand our inventory and put ourselves in a position to make one or more acquisitions.  At our nine months ending September 30, 2008, we had total current liabilities of $867,082, consisting primarily of $237,609 in related party loans, a $120,000 note payable, $190,500 in deferred revenues and $318,973 in accrued wages and taxes and accounts payable.  Without increased capital we will be unable to substantially reduce our working capital deficit or reduce our current liabilities. Our financing efforts may be impaired by our limited revenues as well as the limited liquidity for our common stock.

We cannot assure that additional capital funding will be available through private or public equity financing or bank financing. Furthermore, outside events such as the trends in the silicon chip manufacturing business, the condition of the stock market, interest rate levels and the availability of credit could affect our ability to obtain financing.  We have no financing arrangements with any person to obtain additional funding on any terms and cannot assure that we will be able to do so.

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

Revenue Recognition

All revenues are derived from the sale of our products and services.  Revenue and related taxes and operating expenses are recorded in the month the product or service is delivered to the purchaser.  Accounts receivable are stated at the amount management expects to collect.  Management provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance based on its assessment of the collectibility of the receivable.  At our quarters ended September 30, 2008 and 2007, no allowance for doubtful accounts was deemed necessary.

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

Exhibit Number                                           Title of Document

(1) 3.01                                                      Articles of Incorporation of Legacy Holdings, Inc.
(1) 3.02                                                      Articles of Incorporation of Legacy Systems, Inc.
(1) 3.03                                                      Bylaws of Legacy Holdings, Inc.
(1) 3.04                                                      Bylaws of Legacy Systems, Inc.
(1) 4.01                                                      Specimen stock certificate
(1) 10.01                                                    Employment Contract with CEO Robert Matthews
31.1                                                           Certification of Principal Financial Officer Pursuant to Rule 13a-14
31.2                                                           Certification of Principal Executive Officer Pursuant to Rule 13a-14
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the Company’s report on Form 10-KSB for the year ended December 31, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereto duly authorized.

Date: November 1, 2008

LEGACY HOLDING, INC.

By: /s/ Robert Matthews Robert Matthews President, CEO and Treasurer